Form 10-Q
period 2021-03-31
SPK Acquisition Corp.
filed 2021-07-22
CIK 1848097

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-40462

SPK ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1373795
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 368, 302 Buwei 211 Fute North Road, China (Shanghai) Pilot Free Trade Zone, 200131

(Address of principal executive offices)

86-34-3912-9879

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	SPK	NASDAQ Capital Market
Units	SPKAU	NASDAQ Capital Market
Rights	SPKAR	NASDAQ Capital Market

As of July 22, 2021, 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

SPK Acquisition Corp.

BALANCE SHEET
(Unaudited)

March 31,
2021
ASSETS

CURRENT ASSETS
Cash	$137,485
Deferred offering costs	127,994
TOTAL ASSETS	$265,479

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,190
Accrued offering costs	40,494
Promissory note - related party	200,000
Total current liabilities	242,684
Total liabilities	242,684

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock; $0.0001 par value; 10,000,000 shares authorized; 1,437,500 issued and outstanding (1)	144
Additional paid-in capital	24,856
Accumulated deficit	(2,205)
Total stockholder's equity	22,795
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$265,479

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2021 (unaudited)

EXPENSES
General and administrative	$2,205

Total expenses	2,205

NET LOSS	$(2,205)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)	1,250,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the three months ended March 31, 2021 (unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholder's
	Shares	Amount	capital	deficit	equity
Balance, December 31, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	1,437,500	144	24,856	—	25,000

Net loss	—		—	(2,205)	(2,205)

Balance, March 31, 2021	1,437,500	$144	$24,856	$(2,205)	$22,795

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	2,190

Net cash flows used in operating activities	(15)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred offering costs	(87,500)
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from promissory note- related party	200,000

Net cash flows provided by financing activities	137,500

NET CHANGE IN CASH	137,485

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$137,485

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$40,494

The accompanying notes are an integral part of these financial statements

SPK ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operation

SPK Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated pursuant to the General Corporation Law of the State of Delaware on December 31, 2020 that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although the Company intends to focus on operating businesses in the sectors of telecommunications, media, and technology (“TMT”) in Asia. The Company has not selected any specific business combination target with respect to the initial business combination.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 31, 2020, the Company’s inception, through March 31, 2021, relates to the Company’s formation and the proposed initial public offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SPK Acquisition LLC, a Delaware limited liability company (the “sponsor”). The Company’s ability to commence operations was satisfied upon obtaining adequate financial resources through the closing of the public offering (the “public offering,” see Note 3) and the private placement by the sponsor (the “private placement,” see Note 4).

Under the terms of the engagement letter with an underwriter (see Note 6), the Company will have until 9 months from the closing of this offering (or 15 months from the closing of this offering if the Company has filed a proxy statement, registration statement or similar filing for an initial business combination within 9 months from the closing of this offering but have not completed the initial business combination within such 9-month period) to consummate an initial business combination. If the Company anticipates that it may not be able to consummate the initial business combination within 9 months and it has not filed a proxy statement, registration statement or similar filing for an initial business combination the Company may, but is not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 15 months to complete a business combination).

Proceeds from this proposed public offering were deposited into a United States-based trust account (the “trust account”). Except as described below, these funds will not be released until the earlier of the completion of the Company’s initial business combination and the Company’s redemption of the shares of common stock sold in this offering upon the Company’s failure to consummate a business combination within the required period.

Notwithstanding the foregoing, there can be released to the Company from the trust account any interest earned on the funds in the trust account that the Company needs to pay its income or other tax obligations. With this exception, expenses incurred may be paid prior to a business combination only from the net proceeds of this offering permitted to be held outside the trust account.

If the Company is unable to consummate its initial business combination within the agreed upon term, the Company will, as promptly as possible, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to pay the Company’s taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public stockholders. In the event of the Company’s dissolution and liquidation, the private units will expire and will be worthless.

The Company’s initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and net of taxes payable) at the time of the signing of a definitive agreement to enter into a business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of March 31, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

At March 31, 2021 the Company did not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined because the Company has completed its Initial Public Offering subsequent to March 31, 2021 (See Note 8) that it will have sufficient liquidity to meet its anticipated obligations for greater than one year from the date of the issuance of these financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the proposed public offering and that will be charged to shareholders’ equity upon the completion of the proposed public offering.

Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period, excluding 187,500 shares subject to forfeiture by the Company. The Company has not issued any dilutive securities for the period from inception through March 31, 2021.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has incurred a net operating loss of $2,205 for United State Federal tax purposes. Deferred tax assets were deemed de minimis as of March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Proposed Public Offering

In the Proposed Public Offering, the Company offered for sale 5,000,000 units at a price of $10 per unit (the “public units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination. The underwriting agreement calls for an over-allotment option equal to 15% of the total number of units initially offered to the public. On June 10, 2021, the Company completed the Proposed Public Offering (See Note 8 ).

Note 4 — Private Placement

The sponsor purchased units from the Company (“private units”) at $10.00 per private unit. These purchases took place on a private placement basis simultaneously with the consummation of the offering. All of the proceeds the Company receive from these sales were placed in the trust account described in Note 1. If the over-allotment option is exercised by the underwriters, the sponsor has offered to purchase from the Company at a price of $10.00 per private unit an additional number of private units pro rata with the amount of the over-allotment option exercised. On June 10, 2021, the Company completed the Proposed Public Offering and on July 20, 2021 the underwriters’ over-allotment option was partially exercised (See Note 8 ).

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

Sponsor Promissory Note

On February 10, 2021, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the offering. This loan is non-interest bearing, unsecured, and is due at the consummation of an initial public offering of the Company’s securities or the date on which the Company determines not to conduct an initial public offering of its securities. The outstanding principal balance of the sponsor promissory note on March 31, 2021 was $200,000. A portion of the outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on June 10, 2021. The remainder of the Promissory Note will be repaid except for a portion that will be converted to equity as part of the underwriters’exercise of the over-allotment option  (see Note 6).

Additionally, if the funds held outside the trust account after  the consummation of the proposed public offering are insufficient to meet the Company’s working capital needs, the Company’s sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on January 28, 2021, the holders of the Founder Shares, the Private Units, and any shares that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the Initial Public Offering and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Legal Fees

In addition to the initial retainer paid to its counsel in connection with the public offering, the Company has agreed to pay its counsel $150,000 upon closing of the initial public offering and $25,000 upon closing of the initial business combination. The Company paid $150,000 on June 10, 2021 in conjunction with the offering (See Note 8).

Underwriter’s Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,500,000, upon the completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On January 21, 2021, the Company entered into an agreement with an underwriter who acted as lead managing underwriter of the Initial Public Offering. Pursuant to this agreement, in addition to the above noted compensation, the Company issued shares of its common stock valued at $10 per share in an amount equal to 0.5% of the gross proceeds of the offering.

The Company paid $1,000,000 on June 10, 2021, representing the current portion of the underwriting fee due in conjunction with the offering (See Note 8).

Right of First Refusal

The Company has granted the underwriter, subject to certain conditions for a period of 18 months after the date of the consummation of the initial business combination, a right of first refusal to act as a co-manager or placement agent, with at least 25% of the economics, for any and all future public and private equity and debt offerings. The duration of such right of first refusal is limited not more than three years by certain regulatory rules.

Note 7 — Shareholder’s Equity

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 1,437,500 shares issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the insiders will collectively own 20% of the Company’s issued and outstanding common stock after the proposed public offering (assuming the insiders do not purchase any public shares in the proposed public offering and excluding the private units).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of March 31, 2021, no rights had been issued.

Note 8 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 22, 2021 which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than noted below.

The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to SPK Acquisition LLC (the “Sponsor”), generating gross proceeds of $2,050,000.

Transaction costs amounted to $2,943,638 consisting of $1,000,000 of underwriting fees, $1,500,000 of deferred underwriting fees and $443,638 of other offering costs.

On July 20, 2021, the underwriters exercised their option to purchase 91,196 of the 750,000 units available under the underwriters’ over-allotment option, which will generate gross proceeds of $911,960. Additionally, the sponsor will purchase 1,824 private units generating gross proceeds of $18,240. Since the underwriters did not exercise their over-allotment option in full, 164,701 shares of common stock owned by the sponsor will be forfeited for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SPK Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SPK Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

SPK Acquisition Corp. (the “Company”) was incorporated in Delaware on December 31, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) . The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2021, we had a net loss of $2,205, which consists of operating costs of $2,205.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the “Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to SPK Acquisition LLC (the “Sponsor”) generating gross proceeds of $2,050,000.

Following the closing of the Initial Public Offering on June 10, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

For the three months ended March 31, 2021, there was no cash used in operating activities.

For the three months ended March 31, 2021, we had no marketable securities held in the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $137,485. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. As of March 31, 2021 we had no Working Capital Loans outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities

The underwriters are entitled to a deferred fee of up to $0.30 per Unit, or $1,500,000 if the underwriters’ overallotment option is exercised in full.

Legal counsel is entitled to a payment of $25,000 upon the closing of a business combination. If no business combination is completed, no amounts will be due.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholder’s equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. At March 31, 2021 the Company has incurred $117,994 of deferred offering costs.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factor

As a smaller reporting company this disclosure is not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 10, 2021, the Company consummated an initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any

Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with SPK Acquisition LLC, its sponsor, of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000. As of June 10, 2021, a total of $50,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to the underwriters in an amount equal to 3.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We paid a total of $1,000,000 in underwriting discounts and commissions and $443,638 for other costs and expenses related to our IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104. Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPK ACQUISITION CORP.

By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer (Principal executive officer)

By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer (Principal financial and accounting officer)

Date: July 22, 2021

