Form 10-Q
period 2021-06-30
SPK Acquisition Corp.
filed 2021-08-25
CIK 1848097

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

86-34-3912-9879

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 24, 2021, 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

FORM 10-Q FOR THE Six MONTHS ENDED JUNE 30, 2021

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

SPK Acquisition Corp.

CONDENSED BALANCE SHEET

June 30, 2021
(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$557,128
Prepaid expenses and other current assets	201,957
Marketable securities held in trust account	50,000,000
TOTAL ASSETS	$50,759,085

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,455
Franchise taxes payable	7,700
Note payable- related party	125,000
Deferred underwriting fee payable	1,500,000
Total liabilities	1,635,155

COMMITMENTS AND CONTINGENCIES	-
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,000,000 shares at redemption value of $10.00 per share at June 30, 2021.	50,000,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,667,500 shares issued and outstanding (excluding 5,000,000 shares subject to possible redemption)	167
Additional paid-in capital	$—
Accumulated deficit	(876,237)
Total stockholders’ equity (deficit)	(876,070)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$50,759,085

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the six months
	ended June 30,	ended June 30,
	2021	2021
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$29,484	$31,689
Franchise tax	7,700	7,700
Total expenses	37,184	39,389
NET LOSS	$(37,184)	$(39,389)

Weighted average shares outstanding of redeemable common stock	1,153,846	580,110
Basic and diluted net income (loss) per share, redeemable common stock	$1.53	$3.96

Weighted average shares outstanding of non-redeemable common stock	1,297,308	1,276,685
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.39)	$(1.83)

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2021 (unaudited)

	Common stock		Additional		Total
			paid-in	Retained	stockholders’
	Shares	Amount	capital	earnings	equity
Balance, January 1, 2021	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(2,205)	(2,205)

Balance, March 31, 2021 (unaudited)	1,437,500	$144	$24,856	$(2,205)	$22,795

Sale of public units in initial public offering	5,000,000	500	49,999,500	—	50,000,000

Issuance of shares to underwriter	25,000	3	249,997	—	250,000

Sale of private units to insiders	205,000	20	2,049,980	—	2,050,000

Underwriter’s compensation	—	—	(2,500,000)	—	(2,500,000)

Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(5,000,000)	(500)	(49,784,500)	—	(49,785,000)

Offering costs	—	—	(661,681)	—	(661,681)

Deduction for increase of carrying value of redeemable shares	—	—	(2,526,237)	(836,848)	(3,363,085)

Allocation of offering costs to common stock subject to redemption	—	—	3,148,085	—	3,148,085

Net loss	—	—	—	(37,184)	(37,184)

Balance, June 30, 2021 (unaudited)	1,667,500	$167	$—	$(876,237)	$(876,070)

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(39,389)
Adjustments to reconcile net income to net cash used in operating activities:
Prepaid expenses and other assets	(201,957)
Accounts payable	2,455
Franchise taxes payable	7,700

Net cash flows used in operating activities	(231,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	(50,000,000)

Net cash flows used investing activities	(50,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	2,050,000
Proceeds from Initial Public Offering	50,000,000
Proceeds from issuance of common stock to Sponsor	25,000
Payment of underwriter compensation	(1,000,000)
Payment of offering costs	(411,681)
Proceeds from Sponsor note	200,000
Repayment of Sponsor note	(75,000)

Net cash flows provided by financing activities	50,788,319

NET INCREASE (DECREASE) IN CASH	557,128

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$557,128

Supplemental disclosure of noncash activities:
Deferred underwriting compensation	$1,500,000
Representative shares issued and charged to offering costs	$250,000

The accompanying notes are an integral part of these financial statements

SPK ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 31, 2020, the Company’s inception, through June 30, 2021, relates to the Company’s formation and the proposed public offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SPK Acquisition LLC, a Delaware limited liability company (the “sponsor”). The Company’s ability to commence operations was satisfied upon obtaining adequate financial resources through the closing of the public offering (the “public offering,” see Note 3) and the private placement by the sponsor (the “private placement,” see Note 4.

The registration statement for the Company’s Proposed Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Proposed Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the public shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Proposed Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to SPK Acquisition LLC (the “Sponsor”), generating gross proceeds of $2,050,000.

Transaction costs amounted to $3,161,681 consisting of $1,000,000 of underwriting fees, $1,500,000 of deferred underwriting fees and $661,681 of other offering costs.

Following the closing of the Proposed Public Offering on June 10, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Proposed Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commission the Company will pay to the underwriters (as discussed in Note 6).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to (a) vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by it in favor of a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to (i) waive its redemption rights with respect to Founder Shares, Private Shares and any Public Shares it may acquire during or after the Proposed Public Offering in connection with the consummation of a Business Combination and (ii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Sponsor will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period (defined below).

We will have until 9 months from the closing of this offering (or 12 months from the closing of this offering if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 9 months from the closing of this offering but have not completed the initial business combination within such 9-month period) to consummate our initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination (i) within 9 months in the situation that we have not filed a proxy statement, registration statement or similar filing for an initial business combination within such 9-month period, or (ii) within 12 months in the situation that we have filed within such 9-month period, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months each time for a total of up to 15 months to complete a business combination, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $500,000, or $575,000 if the over-allotment option is exercised in full ($0.10 per share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Proposed Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of June 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

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

Use of Estimates

The preparation of unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company did not have any cash equivalents at June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $3,161,681 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocated offering costs between public shares and public rights based on the relative fair values of public shares and public rights. Accordingly, $3,148,085 was allocated to public shares and charged to temporary equity, and $13,596 was allocated to public rights and charged to shareholders’ equity.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 5,000,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Net Loss	(37,184)	(39,389)
Accretion of temporary equity into redemption value	(3,363,085)	(3,363,085)
Net loss including accretion of equity into redemption value	(3,400,269)	(3,402,474)

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(1,600,629)	(1,799,640)	(1,063,020)	(2,339,454)
Accretion of temporary equity to redemption value	3,363,085	—	3,363,085	—
Allocation of net income/(loss)	1,762,456	(1,799,640)	2,300,065	(2,339,454)

Denominators:
Weighted-average shares outstanding	1,153,846	1,297,308	580,110	1,276,685
Basic and diluted net income/(loss) per share	$1.53	$(1.39)	$3.96	$(1.83)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were $ 8,272 and were offset entirely by a valuation allowance as of June 30, 2021.

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

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 5,000,000 units at a price of $10 per unit (the “public units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination. The underwriting agreement calls for an over-allotment option equal to 15% of the total number of units initially offered to the public. On June 10, 2021, the Company completed the Initial Public Offering (See Note 7) and on July 20, 2021 the underwriters’ over-allotment option was partially exercised (See Note 10).

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

Sponsor Promissory Note

On February 10, 2021, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the offering. This loan is non-interest bearing, unsecured, and is due at the consummation of a proposed public offering of the Company’s securities or the date on which the Company determines not to conduct a proposed public offering of its securities. The outstanding principal balance of the sponsor promissory note on June 30, 2021 was $200,000. A portion of the outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Proposed Public Offering on June 10, 2021. The remainder of the Promissory Note was repaid except for a portion that was be converted to equity as part of the underwriters’ exercise of the over-allotment option closed on July 22, 2021 (see Note 10). On June 30, 2021, the outstanding balance of the promissory note was $125,000.

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

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on January 28, 2021, the holders of the Founder Shares, the Private Units, and any shares that may be issued in payment of Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founders Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding the foregoing, Chardan may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the Proposed Public Offering and may not exercise its demand rights on more than one occasion. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Legal Fees

The Company has agreed to pay its counsel $25,000 upon closing of the initial business combination.

Underwriter’s Agreement

The Company granted the underwriters a 45-day option from the date of the Proposed Public Offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,500,000, upon the completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On January 21, 2021, the Company entered into an agreement with an underwriter who acted as lead managing underwriter of the Proposed Public Offering. Pursuant to this agreement, in addition to the above noted compensation, the Company issued to the underwriter shares of its common stock valued at $10 per share in an amount equal to 0.5% of the gross proceeds of the offering.

The Company paid $1,000,000 on June 10, 2021, representing the current portion of the underwriting fee due in conjunction with the offering.

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

Note 7 — Shareholder’s Equity

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 1,667,500 shares issued and outstanding (excluding 5,000,000 shares subject to possible redemption), of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the insiders will collectively own 20% of the Company’s issued and outstanding common stock after the proposed public offering (assuming the insiders do not purchase any public shares in the proposed public offering and excluding the private units).

Common Stock Subject to Possible Redemption

As of June 30, 2021, there were 5,000,000 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of June 30, 2021, no rights had been issued.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,000,000	50,000,000	—	—

Note 9 — Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K initial public offering balance sheet as of June 10, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the prior 8-K report, but that correcting the cumulative impact of such errors would be significant to our balance sheet for the six months ended June 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 10, 2021 balance sheet and classified all public shares of Common Stock as redeemable on the balance sheet. The following summarizes the effect of the revision on each financial statement line item.

	As Previously Reported	Adjustments	As Restated
Revised Balance Sheet as of June 10, 2021
Common stock subject to redemption	$44,130,580	$5,869,420	$50,000,000

Stockholders’ equity
Common stock, $0.0001 par value	225	(59)	166
Additional paid-in-capital	5,000,557	(5,000,557)	—
Accumulated Deficit	(780)	(868,804)	(869,584)
Total stockholders’ equity	$5,000,002	$(5,869,420)	$(869,418)

Note 10 — Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through August 24, 2021 which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than noted below.

On July 20, 2021, the underwriters exercised their option to purchase 91,196 of the 750,000 units available under the underwriters’ over-allotment option, and the closing of the sale of the additional units pursuant to the over-allotment options occurred on July 22, 2021 generated gross proceeds of $911,960. Additionally, the sponsor purchased 1,824 private units generating gross proceeds of $18,240. Since the underwriters did not exercise their over-allotment option in full, 164,701 shares of common stock owned by the sponsor were forfeited for no consideration.

On July 22, 2021, $18,240 was converted from the promissory note to equity for the private placement in conjunction with the exercise of the over-allotment.  On July 26, 2021 the remaining $106,760 of the $125,000 balance of the promissory note was paid in full to the sponsor.

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

Results of Operations

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the proposed public offering (“Proposed Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering.

For the three and six months ended June 30, 2021, we had a net loss of $37,184 and $39,389, respectively, which consisted of operating costs of $37,184 and $39,389, respectively.

Liquidity and Capital Resources

The registration statement for the Company’s Proposed Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Proposed Public Offering of 5,000,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold, the Public Shares at $10.00 per Unit, generating gross proceeds of $50,000,000.

Simultaneously with the closing of the Proposed Public Offering, the Company consummated the sale of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to SPK Acquisition LLC (the “Sponsor”) generating gross proceeds of $2,050,000.

Following the closing of the Proposed Public Offering on June 10, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Proposed Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

For the six months ended June 30, 2021, there was $231,191 of cash used in operating activities.

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

As of June 30, 2021, we had cash of $557,128. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. As of June 30, 2021 we had no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Common stock Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the shares subject to redemption, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factor

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on June 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 8, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 10, 2021, the Company consummated a proposed public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any

Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with SPK Acquisition LLC, its sponsor, of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000. As of June 10, 2021, a total of $50,000,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

On July 20, 2021, the underwriters partially exercised the over-allotment option, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on July 22, 2021. The issuance by the Company of 91,196 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $911,960. Additionally, the sponsor purchased 1,824 Private Units generating gross proceeds of $18,240. Since the underwriters did not exercise their over-allotment option in full, 164,701 shares of common stock issued to the sponsor prior to the IPO and the Private Placement, were forfeited for no consideration. As of July 22, 2021, a total of $50,911,960 of the net proceeds from the IPO and the Private Placement (including the sale of the over-allotment option units) were deposited in a trust account established for the benefit of the Company’s public stockholders.

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

We paid a total of $1,000,000 in underwriting discounts and commissions and $661,681 for other costs and expenses related to our IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

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

Date: August 24, 2021

