Form 10-Q
period 2021-09-30
SPK Acquisition Corp.
filed 2021-11-15
CIK 1848097

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 14, 2021, 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

SPK Acquisition Corp.

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$287,933
Prepaid expenses and other current assets	159,457
Marketable securities held in trust account	50,912,519
TOTAL ASSETS	$51,359,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$115,299
Franchise taxes payable	15,400
Deferred underwriting fee payable	1,527,358
Total liabilities	1,658,057

COMMITMENTS AND CONTINGENCIES	—
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,091,196 shares at redemption value of $10.00 per share at September 30, 2021.	50,912,519

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption)	151
Additional paid-in capital	—
Accumulated deficit	(1,210,818)
Total stockholders’ equity (deficit)	(1,210,667)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$51,359,909

The accompanying notes are an integral part of these unaudited financial statements

SPK Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

	For the three months	For the nine months
	ended September 30,	ended September 30,
	2021	2021
	(Unaudited)	(Unaudited)
OPERATING EXPENSES
General and administrative	$299,539	$331,228
Franchise tax	7,700	15,400
Total expenses	307,239	346,628

LOSS FROM OPERATIONS	$(307,239)	$(346,628)

OTHER INCOME
Interest income	558	558
Total other income	558	558

NET LOSS	(306,681)	(346,070)

Weighted average shares outstanding of redeemable common stock	5,015,040	3,356,717
Basic and diluted net income (loss) per share, redeemable common stock	$(0.04)	$(0.38)

Weighted average shares outstanding of non-redeemable common stock	1,499,354	1,351,724
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.19)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements

SPK Acquisition Corp.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional		Total
For the nine months ended September 30, 2021 (unaudited)			paid-in	Retained	stockholders’
	Shares	Amount	capital	earnings	deficit
Balance, January 1, 2021	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(2,205)	(2,205)

Balance, March 31, 2021 (unaudited)	1,437,500	$144	$24,856	$(2,205)	$22,795

Issuance of shares to underwriter	25,000	3	249,997	—	250,000

Sale of private units to insiders	205,000	20	2,049,980	—	2,050,000

Accretion of redeemable shares to redemption value	—	—	(2,324,833)	(836,848)	(3,161,681)

Net loss	—	—	—	(37,184)	(37,184)

Balance, June 30, 2021 (unaudited)	1,667,500	$167	—	$(876,237)	$(876,070)

Issuance of shares to underwriter	456	—	4,560	—	4,560

Sale of private units to insiders	1,824	—	18,240	—	18,240

Shares forfeited	(164,701)	(16)	16	—	—

Accretion of redeemable shares to redemption value	—	—	(22,816)	(27,900)	(50,716)

Net loss	—	—	—	(306,681)	(306,681)

Balance, September 30, 2021 (unaudited)	1,505,079	$151	—	$(1,210,818)	$(1,210,667)

The accompanying notes are an integral part of these unaudited financial statements

SPK Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(346,070)
Adjustments to reconcile net income to net cash used in operating activities: Interest earned in Trust Account	(558)
Prepaid expenses and other assets	(159,457)
Accounts payable	115,299
Franchise taxes payable	15,400

Net cash flows used in operating activities	(375,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	(50,911,960)

Net cash flows used investing activities	(50,911,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	2,068,240
Proceeds from Initial Public Offering	50,911,960
Proceeds from issuance of common stock to Sponsor	25,000
Payment of underwriter compensation	(1,018,240)
Payment of offering costs	(411,681)
Proceeds from Sponsor note	200,000
Repayment of Sponsor note	(200,000)

Net cash flows provided by financing activities	51,575,279

NET INCREASE (DECREASE) IN CASH	287,933

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$287,933

Supplemental disclosure of noncash activities:
Deferred underwriting compensation	$1,527,358
Representative shares issued and charged to offering costs	$254,560

The accompanying notes are an integral part of these unaudited financial statements

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) with respect to the Common Stock (the “Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $50,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 205,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor SPK Acquisition, LLC (the “Sponsor”) generating gross proceeds of $2,050,000, which is described in Note 4.

On July 20, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. On July 22, 2021, the Company consummated the sale of an additional 91,196 Units, at $10.00 per Unit, and the sale of an additional 1,824 Private Placement Units, at $10.00 per Private Placement Unit, generating total gross proceeds of $930,200.

Offering costs for the Initial Public Offering and underwriters’ partial exercise of the over-allotment option amounted to $3,211,839, consisting of $1,018,240 of underwriting fees, $1,527,358 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), and $666,241 of other costs. As described in Note 6, the $1,527,358 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by June 10, 2022, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on June 10, 2021, an amount of $50,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”). On July 22, 2021, an additional $911,960 ($10.00 per Unit) was placed in the Trust Account from proceeds received from the Overallotment Units. These proceeds may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and net of amounts previously released to the Company to pay its tax obligations) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public rights), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or share exchange rule. If a shareholder vote is not required by applicable law or share exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or share exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited financial statements as of September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021, or any future period.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company had cash of $287,933 and did not have any cash equivalents at September 30, 2021.

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

Offering Costs

Offering costs were $3,161,681 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Initial Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocated offering costs between public shares and public rights based on the relative fair values of public shares and public rights. Accordingly, $3,025,729 was allocated to public shares and charged to temporary equity, and $135,952 was allocated to public rights and charged to stockeholders’ equity.

Offering costs related to the underwriters’ partial exercise of their over-allotment option totaled $50,158  of which $48,001 was allocated and charged to temporary equity and $2,157 was allocated to public rights and charged to stockholders’ equity.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 5,091,196 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Net Loss	(306,681)	(346,070)
Accretion of temporary equity into redemption value	(87,215)	(5,262,944)
Net loss including accretion of equity into redemption value	(393,986)	(5,609,014)

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(303,237)	(90,659)	(3,998,749)	(1,610,265)
Accretion of temporary equity to redemption value	87,215	—	5,262,944	—
Allocation of net income/(loss)	(216,022)	(90,659)	1,264,195	(1,610,265)

Denominators:
Weighted-average shares outstanding	5,015,040	1,499,354	3,356,717	1,351,724
Basic and diluted net income/(loss) per share	$(0.04)	$(0.06)	$0.38	$(1.19)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were $69,558 and were offset entirely by a valuation allowance as of September 30, 2021.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Public Offering

Pursuant to the Initial Public Offering , the Company sold 5,000,000 units at a price of $10 per unit (the “public units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination. The underwriting agreement called for an over-allotment option equal to 15% of the total number of units initially offered to the public. On June 10, 2021, the Company completed the Initial Public Offering (See Note 7) and on July 22, 2021 the underwriters’ over-allotment option was partially exercised resulting in an additional 91,196 units being sold at $10 per unit generating gross proceeds of $911,960.

Note 4 — Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 205,000 Private Placement Units at a price of $10.00 per Private Placement Units for an aggregate purchase price of $2,050,000. The proceeds from the Private Placement Units at the Initial Public Offering are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units will become worthless.

On July 20, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment. On July 22, 2021, the Company consummated the sale of an additional 1,824 Private Placement Units, at $10.00 per Private Placement Unit for an aggregate purchase price of $18,240.

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the Sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Since the underwriters did not exercise the over-allotment option in full, on July 22, 2021, 164,701 insider shares were forfeited for no consideration. Accordingly, there are 1,272,799 insider shares outstanding as of September 30, 2021.

Sponsor Promissory Note

On February 10, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the offering. This loan is non-interest bearing, unsecured, and is due at the consummation of a initial public offering of the Company’s securities or the date on which the Company determines not to conduct a initial public offering of its securities. The outstanding principal balance of the Sponsor promissory was paid in full on July 20, 2021.

Additionally, if the funds held outside the trust account after the consummation of the initial public offering are insufficient to meet the Company’s working capital needs, the Company’s Sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of September 30, 2021, there were no amounts outstanding under this arrangement.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of September 30, 2021, there were no amounts outstanding under this arrangement.

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

Underwriter’s Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On July 20, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. On July 22, 2021, the Company consummated the sale of an additional 91,196 Units, at $10.00 per Unit.

On January 21, 2021, the Company entered into an agreement with an underwriter who acted as lead managing underwriter of the Initial Public Offering. Pursuant to this agreement, in addition to the above noted compensation, the Company issued to the underwriter shares of its common stock valued at $10.00 per share in an amount equal to 0.5% of the gross proceeds of the offering.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $1,018,240 in the aggregate at the closing of the Initial Public Offering (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $1,527,358 in the aggregate from the closing of the Initial Public Offering ((which includes amounts related to the partial exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

In June and July 2021, the Company issued to the designees of the underwriter 25,457 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $10.00 per share ($254,570 in the aggregate) based upon the price of the Public Shares sold at the IPO. The holders of the Representative Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their officers or partners, associated persons or affiliates.

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

Note 7 — Shareholder’s Equity

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption), after giving effect to the forfeiture of 164,701 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Sponsor owns 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common Stock Subject to Possible Redemption

As of September 30, 2021, there were 5,091,196 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of September 30, 2021, no rights had been issued.

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

At September 30, 2021, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,912,519	50,912,519	—	—

Note 9 — Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of June 10, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 8-K report, but that correcting the cumulative impact of such errors would be significant to our balance sheet for the nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 10, 2021 balance sheet and classified all public shares of Common Stock as redeemable on the balance sheet. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

Schedule of Prior Period Adjustment
	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Common stock subject to redemption	$44,130,580	$5,869,420	$50,000,000
Common stock, $0.001 par value	225	(59)	166
Additional paid-in-capital	5,000,557	(5,000,557)	—
Retained earnings	(780)	(868,804)	(869,584)
Total stockholders' equity	$5,000,002	$(5,869,420)	$(869,418)

The Company identified errors on the Form 10-Q statement of operations as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 10-Q report, but that correcting the cumulative impact of such errors would be significant to our statement of operations for the nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 30, 2021 statement of operations related to a clerical error in the calculation of earning per share. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

	For the three months ended June 30, 2021			For the three months ended June 30, 2021
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Revised Statement of Operations
Basic and diluted net income (loss) per share, redeemable common stock	$1.53	$0.83	$2.36	$3.96	$2.15	$6.11
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.39)	$(0.74)	$(2.13)	$(1.83)	$(0.98)	$(2.81)

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued and determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements other than noted below.

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

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three and nine months ended September 30, 2021, we had a net loss of $306,681 and $346,070, respectively, which consisted of operating costs of $307,239 and $346,628, offset by interest income of $558 in both periods presented, respectively.

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

Following the closing of the Initial Public Offering on June 10, 2021 and the underwriters’ partial exercise of their over-allotment option on July 20, 2021, an amount of $50,911,960 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”).

For the nine months ended September 30, 2021, there was $375,386 of cash used in operating activities.

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

As of September 30, 2021, we had cash of $287,933. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans may be converted into private units at a price of $10.00 per unit. The private units would be identical to the Private Units. As of September 30, 2021 we had no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,527,358,.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective because 1) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements and 2) our controls related to the financial statements closing process were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis.

While we have processes to identify and appropriately apply applicable accounting requirements, to address the material weakness, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, and we plan to implement detailed review controls over the financial reporting process. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 10, 2021, the Company consummated a initial public offering (the “IPO”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (“Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. On July 20, 2021 the underwriters partially exercised their over-allotment option purchasing an additional 91,196 Units at $10.00 per Unit generating gross proceeds of $911,960.

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

We paid a total of $1,018,240 in underwriting discounts and commissions and $666,241 for other costs and expenses related to our IPO.

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

Date: November 14, 2021

