Form 10-K
period 2021-12-31
SPK Acquisition Corp.
filed 2022-02-24
CIK 1848097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-39827

SPK Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-1373795
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Room 368, 302 Buwei
211 Fute North Road,
China (Shanghai) Pilot Free Trade Zone, 200131
(Address of principal executive offices and zip code)

+86 13439129879
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPK	The Nasdaq Stock Market, LLC
Units	SPKAU	The Nasdaq Stock Market, LLC
Rights	SPKAR	The Nasdaq Stock Market, LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2021, 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

SPK Acquisition Corp. (“SPK,” “the Company,” “we,” “us,” or “our”) is a Delaware company incorporated on December 31, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On June 10, 2021, the Company consummated its initial public offering (the “IPO”) of 5,000,000 units (the “Units”), each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one right (“Right”) to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

On June 10, 2021, simultaneously with the consummation of the IPO, we consummated a private placement (“Private Placement”) with SPK Acquisition LLC (the “Sponsor”), of 205,000 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until the completion of SPK’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On July 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 91,196 units at a price of $10.00 per unit resulting in total gross proceeds of $911,960. The closing of the over-allotment option occurred on July 22, 2021. Simultaneously with the sale of the additional Units, the Company consummated the sale of an additional 1,824 Private Units at $10.00 per additional Private Unit, generating additional gross proceeds of $18,240. On the same date, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, on July 22, 2021, the Company cancelled an aggregate of 164,701 shares of Common Stock issued prior to the IPO and Private Placement to the Sponsor.

A total of $50,911,960 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement, were placed in a trust account established for the benefit of the Company’s public shareholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend SPK’s amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of SPK’s public shares to seek redemption in connection with SPK’s initial business combination or SPK’s obligation to redeem 100% of its public shares if SPK does not complete its initial business combination by March 10, 2022 (nine months from the closing of the IPO, or 12 or 15 months, if extended as described herein), or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

General

We are a Delaware blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. Although at the time of our IPO we initially intended to focus on operating businesses in Asia focused on the telecommunications, media, and technology (“TMT”) sectors, due to various factors we decided to consider prospective target businesses that are not limited to a particular industry or geographic region.

Business Combination

Merger Agreement

On February 11, 2022, SPK Acquisition Corp., a Delaware corporation (“SPK”), entered into a Merger Agreement (the “Merger Agreement”) by and among Varian Biopharmaceuticals, Inc., a Florida corporation (“Varian”), SPK, and SPK Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SPK (“Merger Sub”). Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK (the “Merger”). The board of directors of SPK has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of SPK.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of SPK and Varian and the satisfaction of certain other customary closing conditions.

Merger Consideration; Treatment of Varian Securities

The total consideration to be paid at Closing (the “Merger Consideration”) by SPK to Varian stockholders will be an amount equal to $45 million payable in 4,500,000 shares of common stock, par value, of SPK (“SPK Common Stock”).

At the signing of the Merger Agreement, Varian has only one class of stock, common stock, $0.0001 per share (the “Varian Common Stock”). Each share of Varian Common Stock, if any, that is owned by SPK or Merger Sub (or any other Subsidiary of SPK) or Varian (or any of its Subsidiaries) (as treasury stock or otherwise), will automatically be cancelled and retired without any conversion thereof and will cease to exist, and no consideration will be delivered in exchange therefor. Each share of Varian Common Stock, if any, held immediately prior to the consummation of the Merger by Varian as treasury stock shall be automatically canceled and extinguished, and no consideration shall be paid with respect thereto. Each share of Varian Common Stock issued and outstanding immediately prior to the consummation of the Merger (other than any such shares of Varian Common Stock cancelled pursuant to the first sentence of this paragraph and any Dissenting Shares) shall be exchanged for and otherwise converted into the right to receive the applicable Merger Consideration per share pursuant to the Merger Agreement.

 Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things: (a) corporate existence and power; (b) authorization to enter into the Merger Agreement and related transactions; (c) governmental authorization; (d) non-contravention; (e) capitalization; (f) finders’ fees; (g) related party transactions; (h) litigation; (i) compliance with laws; (j) absence of certain changes; (k) tax matters; and (l) certain representations related to securities law and activity. Varian has additional representations and warranties, including (a) corporate records; (b) subsidiaries; (c) consents; (d) financial statements; (e) books and records; (f) internal accounting controls; (g) properties; title to assets; (h) contracts; (i) licenses and permits; (j) compliance with health care laws and certain contracts; (k) intellectual property; (l) accounts payable; affiliate loans; (m) employee matters and benefits; (n) real property; (o) environmental laws; (p) powers of attorney, suretyships and bank accounts; (q) directors and officers; (r) anti-money laundering laws; and (s) insurance. SPK has additional representations and warranties, including (a) issuance of shares; (b) trust fund; (c) listing; (d) board approval; (e) SEC documents and financial statements; and (f) expenses, indebtedness and other liabilities.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the Form S-4 and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. SPK has also agreed to include in the Proxy Statement the recommendation of its board that its stockholders approve all of the proposals to be presented at the special meeting.

Exclusivity

Each of SPK and Varian has agreed that from the date of the Merger Agreement until the Closing Date or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate, encourage or engage in any negotiations with any party relating to an Alternative Transaction (as defined in the Merger Agreement), take any action intended to facilitate an Alternative Transaction or approve, recommend or enter into any agreement relating to an Alternative Transaction. Each of SPK and Varian has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of SPK and Varian, as applicable, would be deemed a breach of such party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order that makes the transactions contemplated by the Merger Agreement illegal or otherwise prohibits consummation of such transactions; (ii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement); (iii) SPK having at least $5,000,001 of net tangible assets upon consummation of the Merger; (iv) approval by Varian’s stockholders of the Merger and related transactions; (vi) approval by SPK’s stockholders of the Merger and related transactions; (v) the conditional approval for listing by the Nasdaq Stock Market of the shares of SPK Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and the Additional Agreements and satisfaction of initial and continued listing requirements; and (vi) the Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to SPK and Merger Sub, the consummation of the Merger is conditioned upon, among other things: (i) Varian having duly performed or complied with all of its obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Varian, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Varian’s ability to consummate the Merger and related transactions; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on Varian or any of its subsidiaries; (v) Varian providing SPK a certificate from the chief executive officer of Varian as to the accuracy of the foregoing conditions; (vi) Varian providing SPK a certificate from the secretary which has attached true and complete copies of (a) Varian’s certified articles of incorporation, (b) Varian’s bylaws, (c) Varian’s board resolutions approving the Merger Agreement, the Additional Agreements and the transactions contemplated thereby, and (d) Varian’s certified certificate of good standing; (vii) Varian’s stockholders shall have executed and delivered to SPK each Additional Agreement to which they are each a party; (viii) Varian providing a certificate to SPK conforming to certain tax-related regulations and delivering a notice to the United States Internal Revenue Service as required under certain tax-related regulations; (ix) not more than five percent (5%) of the issued and outstanding shares of Varian Common Stock constituting Dissenting Shares (as such term is defined in the Merger Agreement); (x) Varian having delivered executed resignations of certain Varian directors as set forth in the Merger Agreement; (xi) Varian having delivered financial statements required to be included in any filings with the SEC; and (xii) cumulative Indebtedness of Varian, excluding (a) accounts payable to Person(s) un-Affiliated with Varian for goods and services incurred in the ordinary course of business consistent with past practices and (b) Indebtedness secured by Permitted Liens, shall be less than or equal to $5,000,000.

Solely with respect to Varian, the consummation of the Merger is conditioned upon, among other things: (i) SPK and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of SPK, other than certain fundamental representations as set forth in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect on SPK or Merger Sub; (iii) certain fundamental representations, as set forth in the Merger Agreement, being true and correct in all respects other than de minimis inaccuracies; (iv) no event having occurred that would result in a Material Adverse Effect on SPK or Merger Sub; (v) SPK providing Varian a certificate from the chief executive officer of SPK as to the accuracy of the foregoing conditions; (vi) SPK having filed its Amended Parent Charter (as defined in the Merger Agreement) and such Amended Parent Charter being declared effective by, the Delaware Secretary of State; (vii) SPK providing Varian a certificate from the secretary of SPK which has attached true and complete copies of (a) SPK’s certified articles of incorporation, (b) SPK’s bylaws, (c) SPK’s board resolutions approving the Merger Agreement, the Additional Agreements and the transactions contemplated thereby, and (d) SPK’s certified certificate of good standing; (viii) Merger Sub providing Varian a certificate from the secretary of Merger Sub which as attached true and complete copies of (a) Merger Sub’s board resolutions approving the Merger Agreement, the Additional Agreements and the transactions contemplated thereby and (b) Merger Sub’s certified certificate of good standing; (ix) SPK, SPK Ventures I, LLC (the “Sponsor”), and any other stockholder of SPK, shall have executed and delivered to Varian each Additional Agreement to which they each are a party; (x) the size and composition of the post-closing board of directors of SPK shall have been constituted as set forth in the Merger Agreement; (xi) SPK having delivered executed resignations of certain SPK directors as set forth in the Merger Agreement, and (xii) cumulative Indebtedness of SPK, excluding (a) accounts payable to Person(s) un-Affiliated with SPK for goods and services incurred in the ordinary course of business consistent with past practices and (b) Indebtedness secured by Permitted Liens shall be less than or equal to $2,000,000.

Termination

The Merger Agreement may be terminated as follows:

(i)	In the event that the Closing of the transactions contemplated hereunder has not occurred by the 12-month anniversary of the date of the Merger Agreement (as may be extended as provided in the immediately following proviso, the “Outside Closing Date”) (provided that, if the SEC has not declared the Proxy Statement/Form S-4 effective on or prior to the four (4)-month anniversary of the date of the Merger Agreement, the Outside Closing Date shall be automatically extended by one (1) month), then SPK and Varian shall each have the right, in its sole discretion, to terminate the Merger Agreement; provided that the material breach of any representation, warranty, covenant or obligation under the Merger Agreement by the party (i.e., SPK or the Merger Sub, on one hand, or Varian, on the other hand) seeking to terminate the Merger Agreement pursuant to this Section 10.1(a) was not the cause of, or did not result in, the failure of the Closing to occur on or before the Outside Closing Date. Such right may be exercised by SPK or Varian, as the case may be, giving written notice to the other at any time after the Outside Closing Date but not after the Closing has occurred;

(ii)	In the event an Authority shall have issued an order or enacted a law, having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger, which order or law is final and non-appealable, SPK or Varian shall each have the right, in its sole discretion, to terminate the Merger Agreement without liability to the other party;

(iii)	SPK and Varian shall each have the right, in its sole discretion, to terminate the Merger Agreement if, at the Parent Stockholder Meeting (as defined in the Merger Agreement) (including any postponements or adjournments thereof), the Parent Proposals (as defined in the Merger Agreement) shall fail to be approved by the affirmative vote of SPK stockholders required under SPK’s organizational documents and applicable law;

(iv)	by mutual written consent of SPK and Varian duly authorized by each of their respective boards of directors;

(v)	by either SPK or Varian, if the other party has breached any of its covenants or representations and warranties such that it would be impossible or would reasonably be expected to be impossible to satisfy any of its closing conditions and such breach is incapable of being cured or is not cured by the earlier of (A) the Outside Closing Date and (B) five days following receipt by the breaching party of a written notice of the breach; provided that the terminating party is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions; and

(vi)	by SPK if Varian has not received approval from Varian’s stockholders of the Merger and related transactions by the Company Stockholder Written Consent Deadline (as defined in the Merger Agreement), provided that SPK is not then in breach of the Merger Agreement so as to prevent the satisfaction of its closing conditions, further provided that upon Varian receiving such stockholder approval, SPK will no longer have any right to so terminate the Merger Agreement.

Effect of Termination and Termination Fees

If the Merger Agreement is terminated in accordance with its terms, the Merger Agreement will become void and of no further force and effect without liability of any party, except for liability arising out of any party’s breach of the Merger Agreement, intentional fraud or willful misconduct. In the event the merger agreement is terminated due to breach by either party, a termination fee shall be payable from the breaching party to the non-breaching party of $2,200,000 within two days of such termination.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February,17 2022.

Certain Related Agreements

Parent Stockholder Support Agreement

In connection with the execution of the Merger Agreement, SPK, Varian and certain stockholders of SPK entered into those certain Parent Stockholder Support Agreements dated February 11, 2022 (the “Parent Stockholder Support Agreements”) pursuant to which those certain SPK stockholders who are parties thereto agreed to vote all shares of SPK Common Stock beneficially owned by them, including any additional shares of SPK they acquire ownership of or the power to vote, in favor of the Merger and related transactions.

The foregoing description of the Parent Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Parent Stockholder Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K, filed on February 17, 2022.

Company Stockholder Support Agreement

In connection with the execution of the Merger Agreement, SPK, Varian and certain stockholders of Varian entered into those certain Company Stockholder Support Agreements dated February 11, 2022 (the “Company Stockholder Support Agreements”), pursuant to which those certain Varian stockholders parties thereto agreed to vote all Varian Common Stock beneficially owned by them, including any additional shares of Varian they acquire ownership of or the power to vote, in favor of the Merger and related transactions.

The foregoing description of the Company Stockholder Support Agreement is qualified in its entirety by reference to the full text of the Company Stockholder Support Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K, filed on February 17, 2022.

 Company Lock-Up Agreement

In connection with the execution of the Merger Agreement, SPK and certain Varian stockholders entered into a lock-up agreement dated February 11, 2022 (the “Company Lock-Up Agreement”), pursuant to which those certain Varian stockholders parties thereto agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of SPK Common Stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of Common Stock if any, acquired during the Company Lock-Up Period (as defined below), the “Company Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Company Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Company Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is 6 months after the Closing Date (the period from the date of the Company Lock-Up Agreement until such date, the “Company Lock-Up Period”).

The foregoing description of the Company Lock-Up Agreement is qualified in its entirety by reference to the full text of the Company Lock-Up Agreement, a copy of which is filed as Exhibit 10.3 to the Current Report on Form 8-K, filed on February 17, 2022.

Voting Agreement

In connection with the execution of the Merger Agreement, SPK, the Sponsor, Varian and certain holders of SPK Common Stock entered into a voting agreement (the “Voting Agreement”), pursuant to which such holders of SPK Common Stock, including any additional shares of SPK Common Stock they acquire after the signing of the Merger Agreement, vote or agree to vote in favor of certain matters relating to the nomination and election of the Board of Directors of SPK and Varian after closing of the Merger Agreement (as described in the Voting Agreement).

The foregoing description of the Voting Agreement is qualified in its entirety by reference to the full text of the form of Voting Agreement, a copy of which is included as Exhibit C to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 17, 2022.

Agreements to be Executed at Closing

Employment Agreements

Upon closing of the Merger, SPK, on the one hand, and each of Jeffrey Davis (the CEO of Varian) and Jonathan Lewis (the CMO of Varian), on the other hand, will enter into employment agreements pursuant to which each such person extends the terms of their existing employment agreements and includes other terms regarding such employees’ employment by SPK.

The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full texts of each of the form Employment Agreements, copies of which are included as Exhibits E and F to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 17, 2022.

Restrictive Covenant Agreements

Upon closing of the Merger, SPK, on the one hand, and each of Jeffrey Davis (the CEO of Varian) and Jonathan Lewis (the CMO of Varian), on the other hand, will enter into Restrictive Covenant Agreements pursuant to which each such person agrees to certain confidentiality, non-disparagement and other restrictive covenants with respect to SPK.

The foregoing description of the Restrictive Covenant Agreements is qualified in its entirety by reference to the full text of the form Restrictive Covenant Agreement, a copy of which is included as Exhibit G to the Merger Agreement, filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on February 17, 2022.

Our Management Team

Our management team is led by our Chief Executive Officer, Sophie Ye Tao, our Chief Financial Officer, Philip Chun-Hun Kwan, and three independent directors, all of whom have experience in the U.S. capital markets and understands what investors look for in a public company. We believe that our team has a strong and complementary set of skills which allowed us to identify a target, execute a business combination, and will enable us to maximize value to stockholders.

Sophie Ye Tao, our President and Chief Executive Officer, has been an active investor in China and the US since 2007. Throughout her investment career, she has invested in companies including Evernote, 360 DigiTech, Inc. (NASDAQ: QFIN), a leading fintech platform in China, Tricorn Technology, a leading China-based AI company focused on natural language processing which was later acquired by Tencent in 2020, Shanghai Canxing Culture & Broadcast Company, the largest unscripted content producer in China and Ningmeng Pictures, a leading Chinese studio focused on television and film production. From 2016 to 2021, Ms. Tao was a partner at Hanfor Capital Management, a China-based private equity firm and focused on investments in the TMT and consumer industries. She was a co-founder and partner at Ray Shi Capital Group from 2010 to 2015, a US registered investment adviser focusing on equity investments in Chinese companies listed in Hong Kong and the U.S. Ms. Tao was the senior investment manager for Greater China at Vision Capital Advisors in New York City from 2007 to 2010. At Vision, Ms. Tao helped launch and co-managed the Vision Opportunity China Fund, focusing on sourcing, structuring and investing in small- and medium-sized enterprises in China through reverse mergers, private placements and private equity. Previously, Ms. Tao worked at Banc of America Securities LLC in New York City in its equity capital markets group between 2005 and 2007, where she originated and executed convertible bond and other equity–linked issuances. She also worked at NERA Economic Consulting in its Chicago and New York City offices between 2003 and 2005 where she helped provide economics and econometrics analysis and recommendations to multi-national corporations involved in antitrust and securities litigations. Before that, Ms. Tao worked as a policy consultant at the Organization for Economic Cooperation and Development (OECD) in Paris from 2001 to 2002, where she advised countries on their economic and regulatory reform policies. Ms. Tao graduated from the Woodrow Wilson School of Public and International Affairs at Princeton University in 2003 with a Master of Public Affairs (MPA) degree concentrating in economics and advanced quantitative analysis. She also graduated from the University of International Business & Economics in Beijing with a Bachelor of Laws degree in 2000. Ms. Tao is married to Mr. Kwan.

Philip Chun-Hun Kwan, our Chief Financial Officer and a member of our board of directors since our inception, has spent his career in the TMT industry, as an investor, advisor and operator since 2004. Mr. Kwan is currently the CEO of Palestra Sports, a sports-focused start-up based in China which he co-founded in June 2017. From 2010 to 2017, Mr. Kwan was a senior vice president at The Raine Group (“Raine”), where he was a founding member of the firm’s China practice based in Beijing and subsequently Shanghai. Raine is one of the world’s leading TMT-focused merchant banks, with total assets under management of over $3.5 billion. At Raine, Mr. Kwan provided investment banking advisory services to leading Chinese and international media and entertainment companies (primarily mergers and acquisitions and large-scale capital raise transactions), and also worked on the fund side where he helped source and execute direct principal investments in China. Representative transactions during his time at Raine include the $4.2 billion sale of the Ultimate Fighting Championship to WME IMG, the sale of 13% of Manchester City Football Group to CMC Capital and CITIC for $400 million, Perfect World’s $250 million investment into Universal Studios’ film slate, the creation of Flagship Entertainment, the Chinese film studio co-financed by Warner Bros and CMC Capital, the sale of PPTV to Suning for $420 million, and the spin-off of and $80 million capital raise for IMAX China, among others. In the Singapore region, Mr. Kwan also represented Wego in its Series A capital raise. Prior to joining Raine, Mr. Kwan worked at Southfield Capital, a middle market private equity firm backed by Canyon Capital Advisors focused on North American buyouts. During his time at Southfield, he executed a number of leveraged buyout transactions across a range of different industries. Mr. Kwan started his professional career in the mergers and acquisitions advisory group at Evercore Partners in New York. He graduated from The Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2004. Mr. Kwan is married to Ms. Tao.

Justin Chang has served as our independent director since April, 2021. Mr. Chang has 15 years of technology, product development, and entrepreneurial experience. Currently, Mr. Chang is the vice president of product at ClassPass, a marketplace aggregator of local fitness, wellness, and beauty merchants. ClassPass provides customers with a flexible membership that gives them access toc 40,000 boutique studios, gyms, and wellness facilities across 28 countries. He joined ClassPass in 2014 after its seed financing, helping scale the company from 1 city to 2,500 cities by leading the engineering, product management, product design, user research, and product operations teams. In 2019, Mr. Chang helped launch ClassPass China, a localized version of the ClassPass experience. Justin also sits on the ClassPass executive team where he oversees global product strategy and product development. Outside ClassPass, Mr. Chang regularly advises early stage founders and executives on strategy, growth, and product. From 2011-2014, Justin worked at AHAlife, a luxury e-commerce marketplace, where he led the product development of its merchant portal and augmented reality shopping experiences. Prior to AHAlife, Mr. Chang co-founded MatchBright in 2006, a career discovery platform that leveraged big data to help job seekers discover best fit careers, and operated its business until 2010. Mr. Chang began his career as a consultant for Bain & Company where he advised Fortune 500 companies in consumer products, retail, TMT, banking, and healthcare industries from 2004 to 2006. Justin graduated magna cum laude from The Wharton School at the University of Pennsylvania where he holds degrees in Finance and Management in 2004.

Bryant Chou has been a member of our board of directors since April, 2021. Mr. Bryant Chou has experience in corporate finance and the TMT industry across the US, Asia and Europe. Since 2012, Bryant has been the CEO of Yi Shi Yi Se (Beijing) Culture Communication Co., Ltd. and its predecessor company, VICE China, where Bryant oversees the launch and expansion of the local entity, leads commercial activities and serves as the main liaison for key business partners domestically and across the APAC region. Prior to this, Mr. Chou worked at DMG Entertainment, a Chinese advertising and entertainment agency from 2011 to 2012. From 2007 to 2008, he was a consultant at JL McGregor, a boutique equity research firm, from 2007 to 2008. Bryant began his career in investment banking in New York at Miller Buckfire from 2003 to 2006, a leading boutique restructuring firm. Bryant graduated from The Wharton School at the University of Pennsylvania in December 2002, receiving a Bachelor of Science in Economics with concentrations in Finance and Management.

Gregory Chang has been a member of our board of directors since April, 2021, and brings his more than 15 years of experience in technology, gaming, business development, marketing, and entrepreneurship. Since 2020, Mr. Chang has been the general manager of RealTime Technology, a SAAS company servicing the telecom, retail, and gaming industries. He is also an investor in multiple startups and a mentor at SOSV, one of the most active VCs in the Asia region. From 2015 until 2019, Mr. Chang was the director of games and mobile, Greater China, at The Walt Disney Company where he was responsible for popular titles such as Marvel Future Fight, Star Wars Commander, and Disney TsumTsum. He also developed several multi-million dollar licensing deals with some of the top technology companies in China. From 2013 to 2015, he was the vice president of Asia at Glu Mobile where he initiated Glu’s $100M+ strategic partnership and investment with Tencent and helped launch several popular games including Deer Hunter, Eternity Warriors, and Kim Kardashian: Hollywood in the region. Prior to that, Mr. Chang was the director of business at NCSoft Taiwan from 2011 to 2012 and vice president at The Ivy Group (a Temasek portfolio company) from 2009 to 2011. Mr. Chang graduated from the University of California, Berkeley with a Bachelor of Arts in 2001 and also received an MBA from Columbia Business School in 2009.

Our Business Strategy and Acquisition Criteria

We intend to focus our efforts on potential acquisition targets that exhibit compelling long term growth potential and highly defensible market positions. We believe that our management team’s extensive relationships with corporate executives, investors, and entrepreneurs will provide us with a strong pipeline of potential acquisition opportunities in our target sectors.

We have identified the following criteria to evaluate prospective target businesses. If our business combination with Varian is not consummated, and we look to alternative target businesses, we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	Strong management team. The strength of the management team will be an important component in our review process. We will seek to partner with a management team that is operationally strong and has demonstrated the ability to scale, but is also well-incentivized and aligned in our future vision for creating long term shareholder value.

●	Strong and defensible market position. We intend to favor targets that have a strong competitive advantage or are advanced in their penetration of new and emerging markets. We will target companies that have strong intellectual property, technology, or brand equity within their respective sectors and that can be further monetized on a global basis.

●	At a growth inflection point. We intend to seek targets that may benefit from capital infusions that will be used to fund higher growth through expansion into new markets and product offerings.

●	Benefit from being a public company. We intend to seek targets that may lack experience with the capital markets but that possess the aspiration to take advantage of improved access to capital that comes from a listing in the U.S. This improved access to capital could allow the targets to accelerate growth, pursue new projects, retain and hire employees, and expand into new geographies or businesses. Ultimately, this combination of enhanced liquidity and access to capital markets will enable our target to accelerate its growth and increase its resulting value.

While we intend to use these criteria in evaluating the attractiveness of potential business combination opportunities, we may ultimately decide to enter into an initial business combination with a target business that does not meet these criteria. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, will be in the form of proxy solicitation materials that we would file with the SEC.

In evaluating Varian, we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that was made available to us. We also utilized our operational and capital allocation experience. Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. Our sole focus since the IPO has been to identify a target business for our initial business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placement, our share capital, debt or a combination of these in effecting an initial business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

At the time of the IPO, we anticipated that target business candidates would be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Also, by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. On October 21, 2021, we executed an engagement letter with LifeSci Capital (“LifeSci”) for LifeSci to serve as our financial advisor and assist us with sourcing potential target companies in connection with our business combination. LifeSci is a boutique investment bank focused solely on emerging life science and healthcare companies.

Our officers and directors, as well as their respective affiliates, also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event, however, will any of our existing insiders, special advisors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our insiders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We did not establish any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies, which we will disclose to investors in a proxy statement or registration statement to be filed in connection with the business combination. Although management endeavors to evaluate the risks inherent in a particular target business, there is no assurance that it will properly ascertain or assess all significant risk factors.

Fair Market Value of Target Business or Businesses

Pursuant to the rules of the Nasdaq Stock Market, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $40,729,568 (based on the partial exercise of the underwriter’s over-allotment option) in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. During our negotiations with Varian, we agreed that the consideration would be in the form of 4,500,000 shares of common stock based on $10.00 per share for an aggregate consideration of $45,000,000. If our board had not been able to independently determine the fair market value of Varian, we would have obtained an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We would also have obtained a fairness opinion from an independent investment banking firm if we were to have consummated a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We have structured the business combination with Varian so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests in Varian. If we are unable to consummate the business combination with Varian and have to identify another target business or businesses, we may, however, structure our initial business combination such that the post-business combination company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of this offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our obligation to pay the deferred underwriting commission to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Ability to Extend Time to Complete Business Combination

We have until nine months from the closing of the IPO (or 12 months from the closing of the if we IPO, if have filed a proxy statement, registration statement or similar filing for an initial business combination within such nine-month period, but not completed the initial business combination within such nine-month period) to consummate our initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination (i) within such nine-month period, in the situation where we have not filed a proxy statement, registration statement or similar filing for an initial business combination within such nine-month period, or (ii) within 12 months, in the situation where we have filed within such nine-month period, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months for a total of up to 15 months from the consummation of the IPO to complete a business combination, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $509,120, based on the partial exercise of the underwriters’ over-allotment option, ($0.10 per share in either case, or an aggregate of $1,018,239 based on the partial exercise of the underwriters’ over-allotment option), on or prior to the date of the applicable deadline. In the event that they elect to extend the time to complete a business combination and deposit the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the Private Units will expire and will be worthless.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at Room 368, 302 Buwei, 211 Fute North Road, China (Shanghai) Pilot Free Trade Zone, 200131. This space is provided to us by our Sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Stock Market, LLC, or Nasdaq, under the symbol “SPKAU” on June 8, 2021. The shares of Common Stock and Rights comprising the Units began separate trading on July 23, 2021, under the symbols “SPK,” and “SPKAR”, respectively.

Holders of Record

As of December 31, 2021, there was an aggregate of 6,596,275 shares of Common Stock issued and outstanding held by our Sponsor, our independent directors and initial purchasers as the only stockholders of record, which we refer to as the “insider shares.” The number of record holders does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None

Use of Proceeds

On June 10, 2021, we consummated the IPO of 5,000,000 units, each Unit consists of one share of Common Stock and one Right to receive one-tenth (1/10) of a share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

On June 10, 2021, simultaneously with the consummation of the IPO, we consummated the Private Placement with our Sponsor of 205,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until the completion of SPK’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On July 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 91,196 Units at a price of $10.00 per Unit, resulting in total gross proceeds of $911,960. The closing of the partial over-allotment option occurred on July 22, 2021. Simultaneously with the sale of the additional Units, the Company consummated the sale of an additional 1,824 Private Units at $10.00 per additional Private Unit, generating additional gross proceeds of $18,240. On the same date, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, on July 22, 2021, the Company cancelled an aggregate of 164,701 shares of Common Stock issued prior to the IPO and Private Placement to the Sponsor

A total of $50,911,960 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement, were placed in a trust account established for the benefit of the Company’s public shareholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend SPK’s amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of SPK’s public shares to seek redemption in connection with SPK’s initial business combination or SPK’s obligation to redeem 100% of its public shares if SPK does not complete its initial business combination by March 10, 2022 (nine months from the closing of the IPO, or 12 or 15 months, if extended as described herein), or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on December 31, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our IPO on June 10, 2021. Our primary purpose was to locate a suitable target for an initial business combination.

We intend to use the cash proceeds from our IPO and the Private Placement, as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the business combination.

We have incurred and expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

As of December 31, 2021, a total of $50,913,517 (inclusive of interest earned) of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the our public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of December 31, 2021, we had not commenced any operations.

All activity for the period from December 31, 2020 (inception) through the year ended December 31, 2021 relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the trust account.

For the year ended December 31, 2021, we had a net loss of $421,194, which consisted of loss of approximately $422,750 primarily derived from general and administrative expenses of $401,950, offset by $1,556 interest income earned on marketable securities from our trust account.

Liquidity and Capital Resources

As of December 31, 2021, we (i) had cash outside our trust account of $259,228, available for working capital needs, and (ii) $50,913,517 held in the trust account, inclusive of interest earned. All cash held in the trust account is generally unavailable for our use, prior to an initial business combination.

On June 10, 2021, we consummated the IPO of the Units at $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the consummation of the IPO, we consummated the Private Placement with our Sponsor of 205,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $2,050,000. On July 20, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 91,196 Units at a price of $10.00 per unit resulting in total gross proceeds of $911,960. Simultaneously with the sale of the additional Units, the Company consummated the sale of an additional 1,824 Private Units at $10.00 per additional Private Unit, generating additional gross proceeds of $18,240. A total of $50,911,960 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement, were placed in a trust account established for the benefit of the Company’s public shareholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the year ended December 31, 2021, there was $404,091 of cash used in operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. Our estimated annual franchise tax obligations for 2021 was $20,800, which we accrued for at December 31, 2021 to be paid from funds from the trust account. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expenses and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes, if we choose to use such funds to do so. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of December 31, 2021, no Working Capital Loans have been issued.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are more than the actual amount held outside of the trust account, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights.

Recent Accounting Standards

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

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Sophie Ye Tao	43	Chairman and Chief Executive Officer
Philip Chun-Hun Kwan	39	Chief Financial Officer and Director
Justin Chang	39	Director
Bryant Chou	40	Director
Gregory Chang	42	Director

Below is a summary of the business experience of each our executive officers and directors:

Sophie Ye Tao, our President and Chief Executive Officer, has been an active investor in China and the US since 2007. Throughout her investment career, she has invested in companies including Evernote, 360 DigiTech, Inc. (NASDAQ: QFIN), a leading fintech platform in China, Tricorn Technology, a leading China-based AI company focused on natural language processing which was later acquired by Tencent in 2020, Shanghai Canxing Culture & Broadcast Company, the largest unscripted content producer in China and Ningmeng Pictures, a leading Chinese studio focused on television and film production. From 2016 to 2021, Ms. Tao was a partner at Hanfor Capital Management, a China-based private equity firm and focused on investments in the TMT and consumer industries. She was a co-founder and partner at Ray Shi Capital Group from 2010 to 2015, a US registered investment adviser focusing on equity investments in Chinese companies listed in Hong Kong and the U.S. Ms. Tao was the senior investment manager for Greater China at Vision Capital Advisors in New York City from 2007 to 2010. At Vision, Ms. Tao helped launch and co-managed the Vision Opportunity China Fund, focusing on sourcing, structuring and investing in small- and medium-sized enterprises in China through reverse mergers, private placements and private equity. Previously, Ms. Tao worked at Banc of America Securities LLC in New York City in its equity capital markets group between 2005 and 2007, where she originated and executed convertible bond and other equity–linked issuances. She also worked at NERA Economic Consulting in its Chicago and New York City offices between 2003 and 2005 where she helped provide economics and econometrics analysis and recommendations to multi-national corporations involved in antitrust and securities litigations. Before that, Ms. Tao worked as a policy consultant at the Organization for Economic Cooperation and Development (OECD) in Paris from 2001 to 2002, where she advised countries on their economic and regulatory reform policies. Ms. Tao graduated from the Woodrow Wilson School of Public and International Affairs at Princeton University in 2003 with a Master of Public Affairs (MPA) degree concentrating in economics and advanced quantitative analysis. She also graduated from the University of International Business & Economics in Beijing with a Bachelor of Laws degree in 2000. Ms. Tao is married to Mr. Kwan.

Philip Chun-Hun Kwan, our Chief Financial Officer and a member of our board of directors since our inception, has spent his career in the TMT industry, as an investor, advisor and operator since 2004. Mr. Kwan is currently the CEO of Palestra Sports, a sports-focused start-up based in China which he co-founded in June 2017. From 2010 to 2017, Mr. Kwan was a senior vice president at The Raine Group (“Raine”), where he was a founding member of the firm’s China practice based in Beijing and subsequently Shanghai. Raine is one of the world’s leading TMT-focused merchant banks, with total assets under management of over $3.5 billion. At Raine, Mr. Kwan provided investment banking advisory services to leading Chinese and international media and entertainment companies (primarily mergers and acquisitions and large-scale capital raise transactions), and also worked on the fund side where he helped source and execute direct principal investments in China. Representative transactions during his time at Raine include the $4.2 billion sale of the Ultimate Fighting Championship to WME IMG, the sale of 13% of Manchester City Football Group to CMC Capital and CITIC for $400 million, Perfect World’s $250 million investment into Universal Studios’ film slate, the creation of Flagship Entertainment, the Chinese film studio co-financed by Warner Bros and CMC Capital, the sale of PPTV to Suning for $420 million, and the spin-off of and $80 million capital raise for IMAX China, among others. In the Singapore region, Mr. Kwan also represented Wego in its Series A capital raise. Prior to joining Raine, Mr. Kwan worked at Southfield Capital, a middle market private equity firm backed by Canyon Capital Advisors focused on North American buyouts. During his time at Southfield, he executed a number of leveraged buyout transactions across a range of different industries. Mr. Kwan started his professional career in the mergers and acquisitions advisory group at Evercore Partners in New York. He graduated from The Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2004. Mr. Kwan is married to Ms. Tao.

Justin Chang has served as our independent director since April, 2021. Mr. Chang has 15 years of technology, product development, and entrepreneurial experience. Currently, Mr. Chang is the vice president of product at ClassPass, a marketplace aggregator of local fitness, wellness, and beauty merchants. ClassPass provides customers with a flexible membership that gives them access toc 40,000 boutique studios, gyms, and wellness facilities across 28 countries. He joined ClassPass in 2014 after its seed financing, helping scale the company from 1 city to 2,500 cities by leading the engineering, product management, product design, user research, and product operations teams. In 2019, Mr. Chang helped launch ClassPass China, a localized version of the ClassPass experience. Justin also sits on the ClassPass executive team where he oversees global product strategy and product development. Outside ClassPass, Mr. Chang regularly advises early stage founders and executives on strategy, growth, and product. From 2011-2014, Justin worked at AHAlife, a luxury e-commerce marketplace, where he led the product development of its merchant portal and augmented reality shopping experiences. Prior to AHAlife, Mr. Chang co-founded MatchBright in 2006, a career discovery platform that leveraged big data to help job seekers discover best fit careers, and operated its business until 2010. Mr. Chang began his career as a consultant for Bain & Company where he advised Fortune 500 companies in consumer products, retail, TMT, banking, and healthcare industries from 2004 to 2006. Justin graduated magna cum laude from The Wharton School at the University of Pennsylvania where he holds degrees in Finance and Management in 2004.

Bryant Chou has been a member of our board of directors since April, 2021. Mr. Bryant Chou has experience in corporate finance and the TMT industry across the US, Asia and Europe. Since 2012, Bryant has been the CEO of Yi Shi Yi Se (Beijing) Culture Communication Co., Ltd. and its predecessor company, VICE China, where Bryant oversees the launch and expansion of the local entity, leads commercial activities and serves as the main liaison for key business partners domestically and across the APAC region. Prior to this, Mr. Chou worked at DMG Entertainment, a Chinese advertising and entertainment agency from 2011 to 2012. From 2007 to 2008, he was a consultant at JL McGregor, a boutique equity research firm, from 2007 to 2008. Bryant began his career in investment banking in New York at Miller Buckfire from 2003 to 2006, a leading boutique restructuring firm. Bryant graduated from The Wharton School at the University of Pennsylvania in December 2002, receiving a Bachelor of Science in Economics with concentrations in Finance and Management.

Gregory Chang has been a member of our board of directors since April, 2021, and brings his more than 15 years of experience in technology, gaming, business development, marketing, and entrepreneurship. Since 2020, Mr. Chang has been the general manager of RealTime Technology, a SAAS company servicing the telecom, retail, and gaming industries. He is also an investor in multiple startups and a mentor at SOSV, one of the most active VCs in the Asia region. From 2015 until 2019, Mr. Chang was the director of games and mobile, Greater China, at The Walt Disney Company where he was responsible for popular titles such as Marvel Future Fight, Star Wars Commander, and Disney TsumTsum. He also developed several multi-million dollar licensing deals with some of the top technology companies in China. From 2013 to 2015, he was the vice president of Asia at Glu Mobile where he initiated Glu’s $100M+ strategic partnership and investment with Tencent and helped launch several popular games including Deer Hunter, Eternity Warriors, and Kim Kardashian: Hollywood in the region. Prior to that, Mr. Chang was the director of business at NCSoft Taiwan from 2011 to 2012 and vice president at The Ivy Group (a Temasek portfolio company) from 2009 to 2011. Mr. Chang graduated from the University of California, Berkeley with a Bachelor of Arts in 2001 and also received an MBA from Columbia Business School in 2009.

Our directors and officers have played a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial Business Consummation. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Family Relationships

Other than as disclosed above, there are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2021, the Board of Directors held one board meeting and did not vote on any matters requiring board approval.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Bryant Chou, Gregory Chang and Justin Chang are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Board Committees

The Board has a standing Audit and Compensation Committee. The independent directors oversee director nominations, and as such, there is no standing Nominating Committee. Each of the Audit Committee and Compensation Committee has a charter, which were filed with the SEC as exhibits to the Registration Statement on Form S-1 in connection with our IPO.

Audit Committee

The Audit Committee consists of Bryant Chou, Gregory Chang and Justin Chang. Bryant Chou serves as chairman of the audit committee, and qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC. During 2021, the Audit Committee held three meetings.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Compensation Committee

The principal functions of the compensation committee, include

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our executive officers existing stockholders, our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The Compensation Committee consists of Bryant Chou, Gregory Chang and Justin Chang. Justin Chang serves as chairman of the compensation committee.

Nominating Committee

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Bryant Chou, Gregory Chang and Justin Chang will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our directors and officers may continue to be involved in the formation of other special purpose acquisition companies in the future. Thus, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or Private Units. Furthermore, our Sponsor has agreed that the Private Units will not be sold or transferred until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 9 months from the date of this prospectus (or 12 or 15 months if we have extended the period of time to complete a business combination as described in this prospectus). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Philip Chun-Hun Kwan	Palestra Sports China	Sports	Chief Executive Officer and Co-Founder
Gregory Chang	RealTime Technology	SaaS	General Manager
Bryant Chou	Yi Shi Yi Se (Beijing) Culture Communication Co., Ltd.	Entertainment	Chief Executive Officer
Justin Chang	ClassPass Inc.	Technology	Vice President of Product

Our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in this offering or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with the post-business combination company may be paid consulting, management or other fees from the post-business combination company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 20, 2022 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock, (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 20, 2022, we had 6,596,275 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 20, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Sophie Ye Tao	—	*
Philip Chun-Hun Kwan(2) (3) (4)	1,475,623	22.4%
Justin Chang	1,000	*
Bryant Chou	1,000	*
Gregory Chang	1,000	*
All current directors and executive officers as a group (five individuals)	1,478,623	22.4%

Holders of 5% or more of our Common Stock
SPK Acquisition LLC (2) (3) (4)	1,475,623	22.4%
Periscope Capital Inc.(5)	349,700	5.3%
ATW SPAC Management LLC(6)	618,750	9.38%
Antonio Ruiz-Giminez(6)	618,750	9.38%
Hudson Bay Capital Management LP(7)	414,475	6.28%
Sander Gerber(7)	414,475	6.28%
Feis Equities LLC(8)	555,112	8.42%
Lawrence Feis(8)	555,112	8.42%
Boothbay Fund Management, LLC(9)	618,750	9.38%
Boothbay Absolute Return Strategies LP(9)	414,550	6.28%
Ari Glass(9)	618,750	9.38%
MMCAP International Inc. SPC(10)	600,000	9.10%
MM Asset Management Inc.(10)	600,000	9.10%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o SPK Acquisition Corp., Room 368, 302 Buwei, 211 Fute North Road, China (Shanghai) Pilot Free Trade Zone, 200131, and our telephone number is (86) 13439129879.
(2)	Consists of shares owned by SPK Acquisition LLC, over which Philip Chun-Hun Kwan has voting and dispositive power.
(3)	Philip Chun-Hun Kwan has voting and dispositive power over the shares owned by SPK Acquisition LLC.
(4)	Includes shares underlying Private Units. Does not include beneficial ownership of any shares of Common Stock underlying outstanding Rights as such shares are not issuable within 60 days of the date hereof.
(5)	Based on a Schedule 13G filed February 11, 2022 on behalf of Periscope Capital Inc., which is the beneficial owner of 256,500 shares of Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 93,200 shares of Common Stock. The address of the holder is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(6)	Based on a Schedule 13G filed February 14, 2022 on behalf of ATW SPAC Management LLC. The Shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such Shares held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles (the “Funds”) managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of the Adviser. The address of the holder is 969 NW 2nd Street, #401, Miami, Florida 33126.
(7)	Based on a Schedule 13G filed February 8, 2022 by Hudson Bay Capital Management LP (the "Investment Manager") and Mr. Sander Gerber. The Investment Manager serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Common Stock held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the holder is is Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.
(8)	Based on a Schedule 13G filed January 23, 2022 on behalf of Feis Equities LLC, which is the beneficial owner of 555,112 shares of Common Stock. Lawrence Feis is the managing member of Feis Equities LLC, and exercises investment discretion with respect to such shares of Common Stock. The address of the holder is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.
(9)	Based on a Schedule 13G filed June 30,2021 by Boothbay Absolute Return Strategies LP and one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Funds, has the power to vote and the power to direct the disposition of all Units held by the Funds. Ari Glass is the Managing Member of the Adviser. The address of the holder is 140 East 45th Street, 14th Floor, New York, NY 10017.
(10)	Based on a Schedule 13G filed June 24, 2021 on behalf of MMCAP International Inc. SPC and MM Asset Management Inc. the beneficial owners. The address of the holders are c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P. O. Box 1348, Grand Cayman, KY1-1108 Cayman Islands, and 161 Bay Street, TD Canada Trust Tower Suite 2240, Toronto, Ontario M5J 2S1 Canada, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 28, 2021, our Sponsor purchased an aggregate of 1,437,500 insider shares for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. Our Sponsor transferred an aggregate of 4,000 insider shares to our directors and another transferee at the time of the IPO. Because the underwriters did not exercise the over-allotment option in full, our insiders forfeited 164,701 insider shares.

Our Sponsor purchased 205,000 Private Units for a total purchase price of $2,050,000 in a Private Placement simultaneously with the IPO. In connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 1,824 Private Units for and additional $18,240. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

The holders of our insider shares, as well as the holders of the private units (and underlying securities) and any shares our insiders or their affiliates may be issued in payment of Working Capital Loans made to us, will be entitled to registration rights pursuant to a registration rights agreement, dated as of June 7, 2021. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. Both the holders of the majority of the insider shares and the holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor has agreed that through the earlier of, the consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time at no cost. No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the Audit Committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2021, UHY LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31, 2021 totaled $50,000. Audit fees for the period December 31, 2020 (inception) through December 31, 2021 totaled $50,000. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 for the period from December 31, 2020 (inception) through December 31, 2021.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the year ended December 31, 2021 or for the period from December 31, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay UHY LLP for other services for the year ended December 31, 2021 or for the period from December 31, 2020 (inception) through December 31, 2021.

Pre-Approval of Services

All services for the year ended December 31, 2021, have been approved by the audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1) The financial statements listed on the Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SPK Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SPK Acquisition Corp. (the Company) as of December 31, 2021, and the related statement of operations, stockholders’ equity, and cash flows as of and for the period from January 1, 2021 to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 1, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as December 31, 2021 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

February 24, 2022

SPK Acquisition Corp.

BALANCE SHEET

December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$259,228
Prepaid expenses and other current assets	108,198
Marketable securities held in trust account	50,913,517
Total current assets	51,280,943

TOTAL ASSETS	$51,280,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$103,175
Due to related party	2,883
Franchise taxes payable	20,800
Deferred underwriting fee payable	1,527,358
Total current liabilities	1,654,216

TOTAL LIABILITIES	1,654,216

COMMITMENTS AND CONTINGENCIES	—
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,091,196 shares at redemption value of $10.00 per share	50,911,960

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption)	151
Additional paid-in capital	—
Accumulated deficit	(1,285,384)
Total stockholders’ deficit	(1,285,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,280,943

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF OPERATIONS

For the Year
ended December 31,
2021
OPERATING EXPENSES
General and administrative	$401,950
Franchise tax	20,800
Total expenses	422,750

LOSS FROM OPERATIONS	$(422,750)

OTHER INCOME
Interest income	1,556
Total other income	1,556

NET LOSS	$(421,194)

Weighted average shares outstanding of redeemable common stock	2,842,785
Basic and diluted net income (loss) per share, redeemable common stock	$0.51

Weighted average shares outstanding of non-redeemable common stock	1,387,487
Basic and diluted net income (loss) per share, non-redeemable common stock	$(1.34)

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock
For the Year ended December 31, 2021	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, January 1, 2021	—	$—	$—	$—	$—

Measurement of redeemable shares under ASC 480-10-S99	—	—	2,189,214	—	2,189,214

Allocation of offering costs related to redeemable shares	—	—	3,073,727	—	3,073,727

Offering costs	—	—	(3,211,836)	—	(3,211,836)

Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000

Issuance of shares to underwriter	25,456	3	254,557	—	254,560

Sale of private units to insiders	206,824	20	2,068,220	—	2,068,240

Shares forfeited	(164,701)	(16)	16	—	—

Accretion of redeemable shares to redemption value	—	—	(4,398,754)	(864,190)	(5,262,944)

Net loss	—	—	—	(421,194)	(421,194)

Balance, December 31, 2021	1,505,079	$151	—	$(1,285,384)	$(1,285,233)

The accompanying notes are an integral part of these financial statements

SPK Acquisition Corp.

STATEMENT OF CASH FLOWS

For the year ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(421,194)
Adjustments to reconcile net income to net cash used in operating activities: Interest earned in trust account	(1,556)
Prepaid expenses and other assets	(108,198)
Accounts payable	106,058
Franchise taxes payable	20,800

Net cash flows used in operating activities	(404,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash remitted to Trust Account	(50,911,960)

Net cash flows used investing activities	(50,911,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of private units	2,068,240
Proceeds from Initial Public Offering	50,911,960
Proceeds from issuance of common stock to Sponsor	25,000
Payment of underwriter compensation	(1,018,240)
Payment of offering costs	(411,681)
Proceeds from Sponsor note	200,000
Repayment of Sponsor note	(200,000)

Net cash flows provided by financing activities	51,575,279

NET INCREASE (DECREASE) IN CASH	259,228

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$259,228

Supplemental disclosure of noncash activities:
Deferred underwriting compensation	$1,527,358
Representative shares issued and charged to offering costs	$254,560

The accompanying notes are an integral part of these financial statements

SPK ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

SPK Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated pursuant to the General Corporation Law of the State of Delaware on December 31, 2020 that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although the Company intends to focus on operating businesses in the sectors of telecommunications, media, and technology (“TMT”) in Asia. The Company did not any specific business combination target with respect to the initial business combination.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) with respect to the Common Stock (the “Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $50,000,000, which is discussed in Note 3.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the Proposed Public Offering and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern and Liquidity

As of December 31, 2021, the Company had $259,228 in its operating bank accounts, $50,913,517 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection there with and working capital of $240,568. The Company’s business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued. The financial statement does not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Since the Company’s inception on December 30, 2020, it had one activity related to a formation cost of $625, which was included in the audited financial statements for the year ended December 2021. Operating results for the year ended December 31, 2021 are not necessarily indicative of the results that may be expected for any future period.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company had cash of $ $259,228 and did not have any cash equivalents at December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account are comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs were $3,161,681 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the Initial Public Offering and are charged to stockholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocated offering costs between public shares and public rights based on the relative fair values of public shares and public rights. Accordingly, $3,025,729 was allocated to public shares and charged to temporary equity, and $135,952 was allocated to public rights and charged to stockholders’ equity.

Offering costs related to the underwriters’ partial exercise of their over-allotment option totaled $50,158 of which $48,001 was allocated and charged to temporary equity and $2,157 was allocated to public rights and charged to stockholders’ equity.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 5,091,196 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

For the year ended
December 31, 2021
Net Loss	$(421,194)
Accretion of temporary equity into redemption value	$(5,262,944)
Net loss including accretion of equity into redemption value	$(5,684,138)

	For the year ended
	December 31,2021
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(3,819,798)	$(1,864,341)
Accretion of temporary equity to redemption value	$5,262,944	—
Allocation of net income/(loss)	$1,443,146	$(1,864,341)

Denominators:
Weighted-average shares outstanding	2,842,785	1,387,487
Basic and diluted net income/(loss) per share	$0.51	(1.34)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were offset entirely by a valuation allowance as of December 31, 2021.

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

Note 3 — Public Offering

Pursuant to the Initial Public Offering , the Company sold 5,000,000 units at a price of $10 per unit (the “public units”) for gross proceeds of $50,000,000. The units consist of one share of common stock and the right to receive one-tenth (1/10) of a share of common stock upon consummation of an initial business combination. The underwriting agreement called for an over-allotment option equal to 15% of the total number of units initially offered to the public. On June 10, 2021, the Company completed the Initial Public Offering (See Note 7) and on July 22, 2021 the underwriters’ over-allotment option was partially exercised resulting in an additional 91,196 units being sold at $10.00 per unit generating gross proceeds of $911,960.

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

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the Sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Since the underwriters did not exercise the over-allotment option in full, on July 22, 2021, 164,701 founder shares were forfeited for no consideration. Accordingly, there were 1,272,799 founder shares outstanding as of December 31, 2021.

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

Additionally, if the funds held outside the trust account after the consummation of the initial public offering are insufficient to meet the Company’s working capital needs, the Company’s Sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of December 31, 2021, there were no amounts outstanding under this arrangement.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of December 31, 2021, there were no amounts outstanding under this arrangement.

Other

As of December 31, 2021, the Company had a balance due to related party of $2,883, which were expenses paid by management in search for a target company. The amount was repaid on January 3, 2022.

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

Legal Fees

The Company has agreed to pay its counsel $25,000 upon closing of the initial business combination. In the event that no business combination is completed, no amounts will be due other than the retainers. The Company will pay the counsel in total of $150,000 related to execution of a merger agreement and filing of proxy statements.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $1,018,240 in the aggregate at the closing of the Initial Public Offering (which includes amounts related to the partial exercise of the over-allotment option). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $1,527,358 in the aggregate from the closing of the Initial Public Offering (which includes amounts related to the partial exercise of the over-allotment option). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

In June and July 2021, the Company issued to the designees of the underwriter 25,456 shares of common stock (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of the Representative Shares to be $10.00 per share ($254,560 in the aggregate) based upon the price of the Public Shares sold at the IPO. The holders of the Representative Shares have agreed not to transfer, assign, or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Note 7 — Shareholder’s Deficit

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption), after giving effect to the forfeiture of 164,701 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Sponsor owns 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common Stock Subject to Possible Redemption

As of December 31, 2021, there were 5,091,196 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of December 31, 2021, no rights had been issued.

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

At December 31, 2021, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,913,517	—	—

Note 9 — Revision of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of June 10, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 8-K report, but that correcting the cumulative impact of such errors would be significant to our balance sheet for the year ended December 31, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 10, 2021 balance sheet and classified all public shares of Common Stock as redeemable on the balance sheet. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Common stock subject to redemption	$44,130,580	$5,869,420	$50,000,000
Common stock, $0.001 par value	225	(59)	166
Additional paid-in-capital	5,000,557	(5,000,557)	—
Retained earnings	(780)	(868,804)	(869,584)
Total stockholders’ equity	$5,000,002	$(5,869,420)	$(869,418)

The Company identified errors on the Form 10-Q statement of operations as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 10-Q report, but that correcting the cumulative impact of such errors would be significant to our statement of operations for the year ended December 31, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its June 30, 2021 statement of operations related to a clerical error in the calculation of earning per share. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to February 24, 2022 were available to be issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On February 11, 2022, SPK entered into a Merger Agreement (the “Merger Agreement”) by and among Varian Biopharmaceuticals, Inc., a Florida corporation (“Varian”), SPK, and SPK Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SPK (“Merger Sub”). Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK (the “Merger”). The board of directors of SPK has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of SPK.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of SPK and Varian and the satisfaction of certain other customary closing conditions.

F-18

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 7, 2021, by and between the Company and Chardan Capital LLC (incorporated by reference to Exhibit 1.1 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11 , 2021)
3.3	By-laws (incorporated by reference to Exhibit 3.3 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.4 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
4.4	Rights Agreement, dated June 7, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
4.5	Description of Registrant’s Securities
10.1	Form of Insider Letter Agreement, among the Registration and the Company’s Officers & Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.2	Investment Management Trust Agreement, dated June 7, 2021, by and between Continental Stock Transfer & Trust and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.3	Stock Escrow Agreement, dated June 7, 2021, by and among the Company, Continental Stock Transfer & Trust, and the Insiders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.4	Registration Rights Agreement, dated June 7, 2021, by and between the Company and Insiders (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.5	Indemnity Agreement, dated June 7, 2021, by and between the Company and Insiders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.6	Subscription Agreement, between the Company and SPK Acquisition LLC for the Private Units, dated June 7, 2021(incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 11, 2021)
10.7	Subscription Agreement for Insider Shares, dated January 28, 2021,between the Company and SPK Acquisition LLC incorporated by reference from Exhibit 10.7 to Registration Statement field on Form S-1 with the Securities & Exchange Commission on April 23, 2021)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement filed on Form S-1 filed with the Securities & Exchange Commission on April 23, 2021)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPK Acquisition Corp.

Date: February 24, 2022	By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2022	By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer
(Principal Financial and Accounting Officer)