Form 10-Q
period 2022-03-31
SPK Acquisition Corp.
filed 2022-05-18
CIK 1848097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-40462

SPK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-1373795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 368, 302 Buwei 211 Fute North Road, China (Shanghai) Pilot Free Trade Zone, 200131
(Address of principal executive offices and zip code)

86-34-3912-9879
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 31, 2022, there were 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION

SPK ACQUISITION CORP.
CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$98,216	$259,228
Prepaid expenses and other current assets	64,457	108,198
Marketable securities held in trust account	50,912,228	50,913,517
Total current assets	51,074,901	51,280,943
TOTAL ASSETS	$51,074,901	$51,280,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$353,619	$103,175
Due to related party	—	2,883
Franchise taxes payable	7,800	20,800
Deferred underwriting fee payable	1,527,358	1,527,358
Total current liabilities	1,888,777	1,654,216
TOTAL LIABILITIES	1,888,777	1,654,216

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,091,196 shares at redemption value of $10.00 per share)	50,911,960	50,911,960

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption)	151	151
Additional paid-in capital	—	—
Accumulated deficit	(1,725,987)	(1,285,384)
Total stockholders’ deficit	(1,725,836)	(1,285,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,074,901	$51,280,943

The accompanying notes are an integral part of these unaudited financial statements.

SPK ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
OPERATING EXPENSES
General and administrative	$433,514	$2,205
Franchise tax	7,800	—
Total expenses	441,314	2,205

LOSS FROM OPERATIONS	(441,314)	(2,205)

OTHER INCOME
Interest income	711	—
Total other income	711	—
NET LOSS	$(440,603)	$(2,205)

Weighted average shares outstanding of redeemable common stock	5,091,196	—
Basic and diluted net loss per share	$(0.07)	$—

Weighted average shares outstanding of non-redeemable common stock	1,505,079	1,250,000 (1)
Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.07)	—

(1)	This number excludes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters

The accompanying notes are an integral part of these unaudited financial statements.

SPK ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,505,079	$151	—	$(1,285,384)	$(1,285,233)
Net loss	—	—	—	(440,603)	(440,603)
Balance as of March 31, 2022	1,505,079	$151	$—	$(1,725,987)	$(1,725,836)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	—	$—	$—	$—	$—
Issuance of common stock to Sponsor (1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(2,205)	(2,205)
Balance as of March 31, 2021	1,437,500	$144	$24,856	$(2,205)	$22,795

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these unaudited financial statements.

SPK ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(440,603)	$(2,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(711)	—
Due to related party	(2,883)	—
Prepaid expenses and other assets	43,742	—
Accounts payable accrued expenses	250,444	2,190
Franchise tax Payable	(13,000)	—
Net cash used in operating activities	(163,012)	(15)
Cash Flows from Investing Activities:
Proceeds from Trust to pay franchise tax	2,000	—
Net cash provided by investing activities	2,000	—
Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	$—	25,000
Proceeds from issuance of promissory note to related party	—	200,000
Payment of deferred offering costs	—	(87,500)
Proceeds from Trust to pay franchise tax	—	—
Net cash provided by financing activities	—	137,500
Net change in cash	(161,012)	137,485
Cash, beginning of the period	259,228	—
Cash, end of the period	$98,216	$137,485
Supplemental Disclosure of Cash Flow Information:
Deferred offering costs in accrued offering costs and expenses	$—	$40,494

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) with respect to the Common Stock (the “Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $50,000,000, which is discussed in Note 3.

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

On February 11, 2022, SPK entered into a Merger Agreement (the “Merger Agreement”) by and among Varian Biopharmaceuticals, Inc., a Florida corporation (“Varian”), SPK, and SPK Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SPK (“Merger Sub”). These entities had not commenced any operations as of March 31, 2022. Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK (the “Merger”). The board of directors of SPK has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of SPK.

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $ 98,216 in its operating bank accounts, $50,912,228 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection there with and working capital deficit of $198,746. The Company’s business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement.

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

The accompanying unaudited financial statements as of March 31, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the year ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company had cash of $ $98,216 and did not have any cash equivalents at March 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account are comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 5,091,196 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three months ended January 1, 2022 to March 31, 2022	For the Three months ended January 1, 2021 to March 31, 2021
Net loss	$(440,603)	$(2,205)

	For the Three months ended January 1, 2022 to March 31, 2022		For the Three months end from January 1, 2021 to March 31, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(340,070)	$(100,533)	$—	$—
Allocation of net income (loss)	$(340,070)	$(100,533)	$—	$—

Denominators:
Weighted-average shares outstanding	5,091,196	1,505,079	—	1,250,000
Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$—	$—

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were offset entirely by a valuation allowance as of March 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the Sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Since the underwriters did not exercise the over-allotment option in full, on July 22, 2021, 164,701 founder shares were forfeited for no consideration. Accordingly, there were 1,272,799 founder shares outstanding as of March 31, 2022.

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

Additionally, if the funds held outside the trust account after the consummation of the initial public offering are insufficient to meet the Company’s working capital needs, the Company’s Sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of March 31, 2022, there were no amounts outstanding under this arrangement.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of March 31, 2022, there were no amounts outstanding under this arrangement.

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

Legal Fees

The Company has agreed to pay its counsel $250,000 upon closing of the initial business combination. In the event that no business combination is completed, no amounts will be due other than the retainers.

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

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022, there were 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption), after giving effect to the forfeiture of 164,701 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Sponsor owns 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common Stock Subject to Possible Redemption

As of March 31, 2022, there were 5,091,196 common shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of March 31, 2022, no rights had been issued.

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

At March 31, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,912,228	50,912,228	—	—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,913,517	50,913,517	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 17, 2022 were available to be issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to SPK Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SPK Acquisition, LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2022, a total of $50,912,228 (inclusive of interest earned) of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the our public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from December 31, 2020 (inception) through the year ended March 31, 2022 relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the trust account.

For the quarter ended March 31, 2022, we had a net loss of $440,603, which consisted of loss of approximately $441,314 primarily derived from general and administrative expenses of $433,514, offset by $711 interest income earned on marketable securities from our trust account.

Liquidity and Capital Resources

As of March 31, 2022, we (i) had cash outside our trust account of $98,216, available for working capital needs, and (ii) $50,912,228 held in the trust account, inclusive of interest earned. All cash held in the trust account is generally unavailable for our use, prior to an initial business combination.

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

For the quarter ended March 31, 2022, there was $163,012 of cash used in operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. For the quarter ended March 31, 2022, we withdrew $2,000 of the total interest earned in the trust account to pay for our 2021 franchise tax. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expenses and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes, if we choose to use such funds to do so. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of March 31, 2022, no Working Capital Loans have been issued.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $1,527,358.

Legal counsel is entitled to a payment of $50,000 upon the closing of a business combination. If no business combination is completed, no amounts will be due.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to a previously reported material weakness in our internal control over financial reporting related to the Company's accounting for redeemable common stock. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. A result of the material weakness is that the Form 8-K that included the closing audited balance sheet needs to be amended. Management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period which had the beneficial effect of mitigating the material weakness in our internal controls over financial reporting as identified and reported in our Form 10-Q for the quarter ended September 30, 2021. In order to address this material weakness in our internal controls, the Company replaced its financial consultant responsible for preparing the Company’s internal financial statements with a new financial consultant. Since our new financial consultant has joined, our internal controls have experienced a significant improvement in quality and speed of preparation, beginning with our fiscal year 2021 Form 10-K filing.

As previously disclosed, management has identified a material weakness in internal controls related to the accounting for our complex financial instruments, including redeemable equity instruments as describe above,  that contributed to the conclusion that the Form 8-K that included the closing audited balance sheet needs to be amended. In light of the material weakness identified, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPK Acquisition Corp.

Date: May 16, 2022	By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer (Principal Financial and Accounting Officer)