Form 10-K/A
period 2021-12-31
SPK Acquisition Corp.
filed 2022-07-13
CIK 1848097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SPK Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on February 24, 2022 (the “Original Filing”), restating Note 9 to the financial statements to update their conclusion to restate the Form 8-K IPO closing balance sheet, originally filed with the SEC on June 16, 2021 (the “Balance Sheet 8-K”. The Company identified errors on the Balance Sheet 8-K. In accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements; the Company evaluated the errors and has determined that the related impacts were material. Accordingly, the Company filed an amendment to the Balance Sheet 8-K on June 17, 2022 to restate its audited balance sheet dated as of June 10, 2021 to correct this error.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our chief executive officer and chief financial officer.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

SPK ACQUISITION CORP.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting related to accounting of complex financial instruments, including redeemable equity instruments. In light of the material weakness identified, although the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nature of the complex accounting standards that apply to the financial statements. Management’s plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom management consults regarding complex accounting applications. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

New York, New York

February 24, 2022 except for Note 9 and 10 as to which the date is July 13, 2022.

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

Note 9 — Restatement of Prior Period Financial Statements

The Company identified errors on the Form 8-K IPO balance sheet as of June 10, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were material.  Accordingly, the Company filed an amendment to the Closing Form 8-K on June 17, 2022 to restate its audited balance sheet as of June 10, 2021 to correct this error.

The impact of the restatement on the audited balance sheet as of June 10, 2021 is presented below:

	As Previously Reported	Adjustment	As Restated
Audited Balance Sheet
Common stock subject to redemption	$44,130,580	$5,869,420	$50,000,000
Common stock, $0.001 par value	225	(59)	166
Additional paid-in-capital	5,000,557	(5,000,557)	—
Retained earnings	(780)	(868,804)	(869,584)
Total stockholders’ equity	$5,000,002	$(5,869,420)	$(869,418)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 13, 2022 were available to be issued. Except as disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On March 1, 2022, SPK filed Form S-4 Registration Statement with the SEC regarding the proposed Merger between SPK and Varian.

On April 25, 2022, the Company filed Form S-4A containing Amendment No. 1 to the Registration Statement to address comments SPK received from the SEC regarding the Registration Statement.

On June 6, 2022, pursuant to the Merger Agreement, Varian remitted a cash payment of $509,120 to the Trust Account for the cost to extend the time for SPK to complete the Business Combination by three months until September 10, 2022.

On June 17, 2022, the Company filed Amendment No. 2 to the Current Report on Form 8-K/A to restate the Company’s balance sheet as of June 10, 2021.

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

SPK Acquisition Corp.

Date: July 13, 2022	By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2022	By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer
(Principal Financial and Accounting Officer)