Form 10-Q
period 2022-06-30
SPK Acquisition Corp.
filed 2022-08-15
CIK 1848097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each Unit comprised of one share of Common Stock and one Right	SPKAU	The Nasdaq Stock Market, LLC
Common Stock, par value $0.0001 per share	SPK	The Nasdaq Stock Market, LLC
Rights, each to receive one-tenth of a share of Common Stock	SPKAR	The Nasdaq Stock Market, LLC

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

As of August 15, 2022, there were 6,596,275 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 –– CONDENSED CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

SPK ACQUISITION CORP.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$52,269	$259,228
Prepaid expenses and other current assets	67,500	108,198
Marketable securities held in trust account	51,428,661	50,913,517
Total current assets	51,548,430	51,280,943
TOTAL ASSETS	$51,548,430	$51,280,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$454,023	$103,175
Due to related party	8,366	2,883
Franchise taxes payable	15,600	20,800
Deferred underwriting fee payable	1,527,358	1,527,358
Total current liabilities	2,005,347	1,654,216
TOTAL LIABILITIES	2,005,347	1,654,216

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 5,091,196 shares at redemption value of $10.10 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	51,427,105	50,911,960

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption)	151	151
Additional paid-in capital	—	—
Accumulated deficit	(1,884,173)	(1,285,384)
Total stockholders’ deficit	(1,884,022)	(1,285,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,548,430	$51,280,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$182,007	$29,484	$615,522	$31,689
Franchise tax	8,100	7,700	15,900	7,700
Total expenses	190,107	37,184	631,422	39,389

LOSS FROM OPERATIONS	(190,107)	(37,184)	(631,422)	(39,389)

OTHER INCOME
Interest income	37,945	—	38,657	—
Total other income	37,945	—	38,657	—

Income taxes provision	—	—	—	—
NET INCOME ( LOSS)	$(152,162)	$(37,184)	$(592,765)	$(39,389)

Basic and diluted weighted average shares outstanding of redeemable common stock	5,091,196	1,153,846	5,091,196	580,110

Basic and diluted net income (loss) per share outstanding of redeemable common stock	$(0.02)	$1.53	$(0.09)	$3.96

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,505,079	1,297,308	1,505,079	1,276,685

Basic and diluted net loss per share of non-redeemable common stock	$(0.02)	$(1.39)	$(0.09)	$(1.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,505,079	$151	—	$(1,285,384)	$(1,285,233)
Net loss	—	—	—	(440,603)	(440,603)
Balance as of March 31 , 2022	1,505,079	$151	—	$(1,725,987)	$(1,725,836)
Net loss	—	—	—	(152,162)	(152,162)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	—	—	—	(6,024)	(6,024)
Balance as of June 30, 2022	1,505,079	$151	$—	$(1,884,173)	$(1,884,022)

	Common stock		Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(2,205)	(2,205)
Balance as of March 31, 2021	1,437,500	$144	$24,856	$(2,205)	$22,795
Sale of public units in initial public offering	5,000,000	500	49,999,500	—	50,000,000
Issuance of shares to underwriter	25,000	3	249,997	—	250,000
Sale of private units to insiders	205,000	20	2,049,980	—	2,050,000
Underwriter’s compensation	—	—	(2,500,000)	—	(2,500,000)
Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(5,000,000)	(500)	(49,784,500)	—	(49,785,000)
Offering costs	—	—	(661,681)	—	(661,681)
Deduction for increase of carrying value of redeemable shares	—	—	(2,526,237)	(836,848)	(3,363,085)
Allocation of offering costs to common stock subject to redemption	—	—	3,148,085	—	3,148,085
Net loss	—	—	—	(37,184)	(37,184)
Balance as of June 30, 2021	1,667,500	$167	$—	$(876,237)	$(876,070)

  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(592,765)	$(39,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(38,657)	—
Due to related party	5,483	(201,957)
Prepaid expenses and other assets	40,698	—
Accounts payable accrued expenses	350,849	2,455
Franchise tax Payable	(5,200)	7,700
Net cash used in operating activities	(239,592)	(231,191)
Cash Flows from Investing Activities:
Cash remitted to Trust Account	—	(50,000,000)
Proceeds from Trust Account to pay franchise tax	32,633	—
Net cash provided by (used in) investing activities	32,633	(50,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of insider shares to the initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	200,000
Proceeds from sale of private units		2,050,000
Proceeds from initial public offering	—	50,000,000
Payment of underwriter compensation		(1,000,000)
Payment of offering costs	—	(411,681)
Repayment of promissory note	—	(75,000)
Net cash provided by financing activities	—	50,788,319
Net change in cash	(206,959)	557,128
Cash, beginning of the period	259,228	—
Cash, end of the period	$52,269	$557,128
Supplemental Disclosure of Cash Flow Information:
Cash remitted to Trust Account for term extension	$509,120	$—
Deferred underwriting compensation	$1,527,358	$1,500,000
Representative shares issued and charged to offering costs	$—	$250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 11, 2022, SPK entered into a Merger Agreement (the “Merger Agreement”) by and among Varian Biopharmaceuticals, Inc., a Florida corporation (“Varian”), SPK, and SPK Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SPK (“Merger Sub”). These entities had not commenced any operations as of June 30, 2022. Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK (the “Merger”).

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) with respect to the Common Stock (the “Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $50,000,000, which is discussed in Note 3.

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

On February 11, 2022, SPK entered into a Merger Agreement by and among Varian , SPK, and SPK Merger Sub, Inc. Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK. The board of directors of SPK has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of SPK.

On March 1, 2022, SPK filed Form S-4 Registration Statement with the SEC regarding the proposed Merger between SPK and Varian.

On April 25, 2022 and June 17, the Company filed Form S-4A containing Amendment No. 1 and Amendment No. 2, respectively, to the Registration Statement to address comments SPK received from the SEC regarding the Registration Statement.

On June 6, 2022, pursuant to the Merger Agreement, Varian remitted a cash payment of $509,120 to the Trust Account for the cost to extend the time for SPK to complete the Business Combination by three months until September 10, 2022.

On June 17, 2022, the Company filed Amendment No. 2 to the Current Report on Form 8-K/A regarding non-reliance on previously issued financial statements and restated the Company’s balance sheet as of June 10, 2021.

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $52,269 in its operating bank accounts, $51,428,661 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection there with and working capital deficit of $358,220. The Company’s business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as outlined in Note 1 where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company had cash of $52,269 and did not have any cash equivalents at June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account are comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Trust Account activities during six months ended June 30, 2022 included interest income of $38,657, a cash withdrawal $32,633 to the Company for franchise tax payment and a cash receipt of $509,120 for the three month extension of SPK’s business combination until September 10, 2022.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 5,091,196 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(152,162)	$(37,184)	$(592,765)	$(39,389)
Accretion of temporary equity to redemption value	(6,024)	(3,363,085)	(6,024)	(3,363,085)
Net loss including accretion of temporary equity to redemption value	$(158,186)	$(3,400,269)	$(598,789)	$(3,402,474)

	For the three months ended June 30, 2022		For the three months ended June 30,2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(122,093)	$(36,095)	$(1,600,629)	$(1,799,640)
Accretion of temporary equity to redemption value	6,024	—	3,363,085	—
Allocation of net income (loss)	$(116,069)	$(36,095)	$1,762,456	$(1,799,640)

Denominators:
Weighted-average shares outstanding	5,091,196	1,505,079	1,153,846	1,297,308
Basic and diluted net income (loss) per share	$(0.02)	(0.02)	$1.53	$(1.39)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(462,163)	$(136,626)	$(1,063,020)	$(2,339,454)
Accretion of temporary equity to redemption value	6,024	—	3,363,085
Allocation of net income (loss)	$(456,139)	$(136,626)	$2,300,065	$(2,339,454)

Denominators:
Weighted-average shares outstanding	5,091,196	1,505,079	580,110	1,276,685
Basic and diluted net income (loss) per share	$(0.09)	$(0.09)	$3.96	$(1.83)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets were offset entirely by a valuation allowance as of June 30, 2022.

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

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the Sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Since the underwriters did not exercise the over-allotment option in full, on July 22, 2021, 164,701 founder shares were forfeited for no consideration. Accordingly, there were 1,272,799 founder shares outstanding as of June 30, 2022.

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

Additionally, if the funds held outside the trust account after the consummation of the initial public offering are insufficient to meet the Company’s working capital needs, the Company’s Sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of June 30, 2022, there were no amounts outstanding under this arrangement.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 15 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case, or an aggregate of $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of June 30, 2022, there were no amounts outstanding under this arrangement.

Other

As of June 30, 2022 and December 31, 2021, the Company had a balance due to related party of $8,366 and $2,883, respectively, which were expenses paid by management in search for a target company. The amount of $2,883 was repaid on January 3, 2022 while $8,366 was outstanding as of June 30, 2022.

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

Legal Fees

The Company has agreed to pay its counsel $50,000 upon closing of the initial business combination. In the event that no business combination is completed, no amounts will be due.

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

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022, there were 1,505,079 shares issued and outstanding (excluding 5,091,196 shares subject to possible redemption), after giving effect to the forfeiture of 164,701 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Sponsor owns 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering.

Common Stock Subject to Possible Redemption

As of June 30, 2022, there were 5,091,196 common shares subject to possible redemption are presented at redemption value of $10.10 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of June 30, 2022, no rights had been issued.

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

At June 30, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	51,428,661	51,428,661	—	—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	50,913,517	50,913,517	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022 were available to be issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 13, 2022, the Company filed a Form 10-K/A Amendment No. 1 to its Annual Report to amend its Annual Report on Form 10-K for the year ended December 31, 2021, restating Note 9 and Note 10 to the financial statements to update their conclusion to restate the Form 8-K IPO closing balance sheet.

On August 1, 2022, the Company filed a preliminary proxy statement for general meeting of stockholders to consider and vote on proposals to amend the Company’s Charter and Trust agreement, and allow the Board to extend the date to business combination from September 10, 2022 to December 10, 2022. On August 8, 2022, the Company received a letter from the SEC in relation to this filing.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condense consolidated financial statements.

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

As of June 30, 2022, a total of $51,428,661 (inclusive of interest earned) of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the our public shareholders. The trust fund account is invested in money market funds that invest in U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from December 31, 2020 (inception) through the year ended June 30, 2022 relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the trust account.

For the quarter ended June 30, 2022, we had a net loss of $152,162, which consisted of loss of approximately $190,107 primarily derived from general and administrative expenses of $182,007, offset by $37,945 interest income earned on marketable securities from our trust account. For the six months ended June 30, 2022, we had a net loss of $592,765, which consisted of loss of approximately $631,422 primarily derived from general and administrative expenses of $615,522, offset by $38,657 interest income earned on marketable securities from our trust account.

Liquidity and Capital Resources

As of June 30, 2022, we (i) had cash outside our trust account of $52,269, available for working capital needs, and (ii) $51,428,661 held in the trust account, inclusive of interest earned. All cash held in the trust account is generally unavailable for our use, prior to an initial business combination.

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

For the six months ended June 30, 2022, there was $239,592 of cash used in operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. For the quarter ended June 30, 2022, we withdrew $30,633 of the total interest earned in the trust account to pay for our 2021 franchise tax. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expenses and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes, if we choose to use such funds to do so. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of June 30, 2022, no Working Capital Loans have been issued.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due to a previously reported material weakness in our internal control over financial reporting related to the Company’s accounting for redeemable common stock. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. A result of the material weakness is that the Form 8-K that included the closing audited balance sheet needs to be amended. Management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

SPK Acquisition Corp.

Date: August 15, 2022	By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer (Principal Financial and Accounting Officer)