Form 10-Q
period 2022-09-30
SPK Acquisition Corp.
filed 2022-11-14
CIK 1848097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 1,505,079 shares of common stock, $0.0001 par value, were issued and outstanding.

SPK ACQUISITION CORP.

  FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 –– CONDENSED CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

SPK ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$38,241	$259,228
Prepaid expenses and other current assets	5,000	108,198
Marketable securities held in trust account	10,559,308	50,913,517
Total current assets	10,602,549	51,280,943
TOTAL ASSETS	$10,602,549	$51,280,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$630,096	$103,175
Due to related party	27,433	2,883
Loan – third party	50,000	—
Franchise tax payable	19,810	20,800
Income tax payable	30,526	—
Interest payable	143	—
Deferred underwriting fee payable	1,527,358	1,527,358
Total current liabilities	2,285,366	1,654,216
TOTAL LIABILITIES	2,285,366	1,654,216

COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock
Common stock subject to possible redemption, $0.0001 par value, 1,038,280 shares and 5,091,196 at redemption value of $10.17 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	10,557,753	50,911,960

STOCKHOLDERS’ DEFICIT
Common Stock; $0.0001 par value; 10,000,000 shares authorized; 1,505,079 shares issued and outstanding (excluding 1,038,280 and 5,091,196 shares subject to possible redemption at September 30, 2022 and December 31, 2021, respectively)	151	151
Additional paid-in capital	—	—
Accumulated deficit	(2,240,721)	(1,285,384)
Total stockholders’ deficit	(2,240,570)	(1,285,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,602,549	$51,280,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$268,222	$299,539	$883,744	$331,228
Franchise tax	7,800	7,700	23,700	15,400
Total expenses	276,022	307,239	907,444	346,628

LOSS FROM OPERATIONS	(276,022)	(307,239)	(907,444)	(346,628)

OTHER INCOME
Interest income	172,394	558	211,051	558
Total other income	172,394	558	211,051	558

Income tax provision	(30,526)	—	(30,526)	—
NET INCOME (LOSS)	$(134,154)	$(306,681)	$(726,919)	$(346,070)

Basic and diluted weighted average shares outstanding of redeemable common stock	4,155,908	5,015,040	4,778,287	3,356,717

Basic and diluted net income (loss) per share outstanding of redeemable common stock	$(0.01)	$(0.04)	$(0.10)	$0.38

Basic and diluted weighted average shares outstanding of non-redeemable common stock	1,505,079	1,499,354	1,505,079	1,351,724

Basic and diluted net loss per share of non-redeemable common stock	$(0.06)	$(0.06)	$(0.15)	$(1.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	1,505,079	$151	—	$(1,285,384)	$(1,285,233)
Net loss	—	—	—	(440,603)	(440,603)
Balance as of March 31, 2022	1,505,079	$151	—	$(1,725,987)	$(1,725,836)
Net loss	—	—	—	(152,162)	(152,162)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	—	—	—	(6,024)	(6,024)
Balance as of June 30, 2022	1,505,079	$151	—	$(1,884,173)	$(1,884,022)
Net loss	—	—	—	(134,154)	(134,154)
Additional amount deposited into Trust	—	—	—	(50,000)	(50,000)
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	—	—	—	(172,394)	(172,394)
Balance as of September 30, 2022	1,505,079	$151	$—	$(2,240,721)	$(2,240,570)

	Common stock		Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(2,205)	(2,205)
Balance as of March 31, 2021	1,437,500	$144	$24,856	$(2,205)	$22,795
Sale of public units in initial public offering	5,000,000	500	49,999,500	—	50,000,000
Issuance of shares to underwriter	25,000	3	249,997	—	250,000
Sale of private units to insiders	205,000	20	2,049,980	—	2,050,000
Underwriter’s compensation	—	—	(2,500,000)	—	(2,500,000)
Initial measurement of Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(5,000,000)	(500)	(49,784,500)	—	(49,785,000)
Offering costs	—	—	(661,681)	—	(661,681)
Deduction for increase of carrying value of redeemable shares	—	—	(2,526,237)	(836,848)	(3,363,085)
Allocation of offering costs to common stock subject to redemption	—	—	3,148,085	—	3,148,085
Net loss	—	—	—	(37,184)	(37,184)
Balance as of June 30, 2021	1,667,500	$167	$—	$(876,237)	$(876,070)
Issuance of shares to underwriter	456	—	4,560	—	4,560
Sale of private units to insiders	1,824	—	18,240	—	18,240
Shares forfeited	(164,701)	(16)	16	—	—
Accretion of redeemable shares to redemption value	—	—	(22,816)	(27,900)	(50,716)
Net loss	—	—	—	(306,681)	(306,681)
Balance as of September 30, 2021	1,505,079	$151	—	$(1,210,818)	$(1,210,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPK ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(726,919)	$(346,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in trust account	(211,051)	(558)
Due to related party	24,550	—
Prepaid expenses and other assets	103,199	(159,457)
Accounts payable accrued expenses	526,922	115,299
Interest payable	143	—
Franchise tax payable	(990)	15,400
Income tax payable	30,526	—
Net cash used in operating activities	(253,620)	(375,386)
Cash Flows from Investing Activities:
Cash remitted to Trust Account	(50,000)	(50,911,960)
Cash from Trust Account to pay public share redemption	41,091,747	—
Proceeds from Trust Account to pay franchise tax	32,633	—
Net cash provided by (used in) investing activities	41,074,380	(50,911,960)
Cash Flows from Financing Activities:
Proceeds from third party loan	50,000	—
Payment of public share redemption	(41,091,747)	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from Sponsor note	—	200,000
Proceeds from sale of private units	—	2,068,240
Proceeds from initial public offering	—	50,911,960
Payment of underwriter compensation		(1,018,240)
Payment of offering costs	—	(411,681)
Repayment of Sponsor note	—	(200,000)
Net cash provided by (used in) financing activities	(41,041,747)	51,575,279
Net change in cash	(220,987)	287,933
Cash, beginning of the period	259,228	—
Cash, end of the period	$38,241	$287,933
Supplemental Disclosure of Cash Flow Information:
Cash remitted to Trust Account for term extension	$509,120	$—
Subsequent measurement of common stock subject to possible redemption	$228,418	—
Deferred underwriting compensation	$—	$1,527,358
Representative shares issued and charged to offering costs	$—	$254,560

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

On February 11, 2022, SPK entered into a Merger Agreement (the “Merger Agreement”) by and among Varian Biopharmaceuticals, Inc., a Florida corporation (“Varian”), SPK, and SPK Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of SPK (“Merger Sub”). These entities had not commenced any operations as of September 30, 2022. Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK (the “Merger”).

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and initial public offering (the “Initial Public Offering”), which is described below, and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the Initial Public Offering. The registration statement for the Company’s Initial Public Offering was declared effective on June 7, 2021. On June 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 units (the “Units”) with respect to the Common Stock (the “Common Stock”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $50,000,000, which is discussed in Note 3.

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

On February 11, 2022, SPK entered into a Merger Agreement by and among Varian, SPK, and SPK Merger Sub, Inc. Pursuant to the terms of the Merger Agreement, a business combination between SPK and Varian will be effected through the merger of Merger Sub with and into Varian with Varian surviving the merger as a wholly owned subsidiary of SPK. The board of directors of SPK has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of SPK.

On March 1, 2022, SPK filed Form S-4 Registration Statement with the SEC regarding the proposed Merger between SPK and Varian.

On April 25 and June 17, 2022, the Company filed Form S-4A containing Amendment No. 1 and Amendment No. 2, respectively, to the Registration Statement to address comments SPK received from the SEC regarding the Registration Statement.

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

On August 17, 2022 and August 19, 2022, the Company filed Amendment No. 1 and No. 2, respectively, to the Preliminary Proxy Statement on Form 14A and responded to the SEC’s comment letter dated August 8, 2022 and August 18, 2022, respectively.

On September 8, 2022, the Company entered into a subscription agreement with Varian Biopharmaceuticals, Inc., (“Varian”) and Alpha Capital Anstalt (“Alpha”), whereby SPK shall issue a $50,000 unsecured promissory note (an “Extension Note”), to each of Alpha and Varian, to fund the first and second month Extensions (the “Subscription Agreement”). On September 8, 2022, the Company issued an Extension Note to Alpha in the amount of $50,000, pursuant to the Subscription Agreement. Alpha deposited the $50,000 into the trust account on September 9, 2022, thereby extending the time to complete a business combination for one month, from September 10, 2022 to October 10, 2022. Refer to the Form 8-K filed by the Company on September 13, 2022.

On September 9, 2022, the Company held the Special Meeting of Stockholders ("Special Meeting"). In the Special Meeting, stockholders approved the following:

1)	an amendment to SPKA’s certificate of incorporation (the “Charter Amendment”), giving the Company the right to extend the time to complete a business combination up to six (6) times for an additional one (1) month each time, from September 10, 2022 to March 10, 2023.

2)	an amendment to the amended and restated investment management trust agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment”), to allow the Company to extend the time to complete a business combination six (6) times for an additional one (1) month each time from September 10, 2022, to March 10, 2023 by depositing into the trust account $50,000 for each one-month Extension.

Both the Charter Amendment and Trust Amendment were amended on September 9, 2022. In the Special Meeting, stockholders elected to redeem 4,052,916 public shares. Refer to the Form 8-K filed by the Company on September 13, 2022. As of September 9, 2022, there were 1,038,280 non-redeeming public shares issued and outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern and Liquidity

As of September 30, 2022, the Company had $38,241 in its operating bank accounts, $10,559,308 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection there with and working capital deficit of $714,767 which excludes marketable securities held in the trust account and the liability for deferred underwriting commissions.

On September 9, 2022, the Company amended its certificate of incorporation which allows the Company to extend the time to complete a business combination until March 10, 2023 by depositing into the trust account $50,000 for each one-month extension. It is uncertain that the Company will be able consummate a Business Combination by this date. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KA for the period ended December 31, 2021, as filed with the SEC on July 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with a maturity at the date of purchase of three months or less. The Company had cash of $38,241 and did not have any cash equivalents at September 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account are comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Trust Account activities during the nine months ended September 30, 2022 included interest income earned of $211,051, a cash withdrawal $32,633 to the Company for franchise tax payment, a cash receipt of $509,120 and $50,000 for the three month extension of SPK’s business combination until September 10, 2022 and one month extension until October 10, 2022, respectively, and a total payment of $41,091,747 to stockholders who redeemed their Public Shares.

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

Accordingly, at September 30, 2022, 1,038,280 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the extension fee invest into the marketable security held in trust, were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately. The proceeds on the deposit in the trust account, including interest (net of taxes payable) will be used to fund the redemption of the public shares.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(134,154)	$(306,681)	$(726,919)	$(346,070)
Accretion of temporary equity to redemption value	(222,394)	(87,215)	(228,418)	(5,262,944)
Net loss including accretion of temporary equity to redemption value	$(356,548)	$(393,986)	$(955,337)	$(5,609,014)

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(261,753)	$(94,795)	$(303,237)	$(90,659)
Accretion of temporary equity to redemption value	222,394	—	87,215	—
Allocation of net income (loss)	$(39,359)	$(94,795)	$(216,022)	$(90,659)

Denominators:
Weighted-average shares outstanding	4,155,908	1,505,079	5,015,040	1,499,354
Basic and diluted net income (loss) per share	$(0.01)	$(0.06)	$(0.04)	$(0.06)

	For the nine months ended September 30, 2022		For the nine months ended September 30, 2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses included accretion	$(726,501)	$(228,836)	$(3,998,749)	$(1,610,265)
Accretion of temporary equity to redemption value	228,418	—	5,262,944	—
Allocation of net income (loss)	$(498,083)	$(228,836)	$1,264,195	$(1,610,265)

Denominators:
Weighted-average shares outstanding	4,778,287	1,505,079	3,356,717	1,351,724
Basic and diluted net income (loss) per share	$(0.10)	$(0.15)	$0.38	$(1.19)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 -270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was -29.46% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and -4.38% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021, due to the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 5 — Related Party Transactions

Founder Shares

Pursuant to a subscription agreement dated January 28, 2021, the Company issued 1,437,500 shares of common stock to the Sponsor for $25,000, or approximately $0.017 per share (“insider shares”). The 1,437,500 founder shares held or controlled by the insiders include an aggregate of up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. Since the underwriters did not exercise the over-allotment option in full, on July 22, 2021, 164,701 founder shares were forfeited for no consideration. Accordingly, there were 1,272,799 founder shares outstanding as of September 30, 2022.

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

Additionally, if the funds held outside the trust account after the consummation of the initial public offering are insufficient to meet the Company’s working capital needs, the Company’s Sponsor or their affiliates may, but are not obligated to loan the Company funds, from time to time or at any time in an amount they deem reasonable at their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial business combination without interest, or at the discretion of the holder up to $1,500,000 of the notes may be converted upon consummation of the Company’ initial business combination into private units at a price of $10.00 per unit. If the Company does not complete a business combination, the loans will only be repaid with funds not held in the trust account, to the extent available. As of September 30, 2022, there were no amounts outstanding under this arrangement.

Related Party Extension Loans

As discussed in Note 1, on September 9, 2022, the Company amended its certificate of incorporation which allows the Company to extend the time to complete a business combination until March 10, 2023. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit $50,000 into the Trust Account for each one-month extension, or an aggregate of $300,000, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Private Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. As of September 30, 2022, there were no amounts outstanding under this arrangement.

Extension Note

On September 8, 2022, the Company entered into a subscription agreement with Varian and Alpha Capital Anstalt (“Alpha”), whereby SPK shall issue a $50,000 unsecured promissory note (an “Extension Note”), to each of Alpha and Varian, to fund the first and second month Extensions (the “Subscription Agreement”). Each Extension Note bears interest at the rate of 5% per annum, and both Extension Notes will be repaid upon the consummation of a business combination by the Company. The Subscription Agreement provided that Alpha would purchase the first Extension Note contemporaneously with the Subscription Agreement, to fund the first month Extension, and if the business combination has not been consummated by October 8, 2022, SPK will issue a second Extension Note to Varian on October 8, 2022, to fund the second month Extension.

Other

As of September 30, 2022 and December 31, 2021, the Company had a balance due to related party of $27,433 and $2,883, respectively, which were expenses paid by management related to business combination. The amount of $2,883 was repaid on January 3, 2022 while $27,433 was outstanding as of September 30, 2022.

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

Note 7 — Stockholders’ Deficit

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,505,079 shares issued and outstanding (excluding 1,038,280 and 5,091,196 shares subject to possible redemption, respectively), after giving effect to the forfeiture of 164,701 shares to the Company by the Sponsor for no consideration since the underwriters’ 45-day over-allotment option was not exercised in full, so that the Sponsor owns 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering. There were 4,052,916 public shares redeemed as of September 30, 2022.

Common Stock Subject to Possible Redemption

On September 9, 2022, 4,052,916 shares (an aggregate of $41,091,747 in redemption payment) were tendered for redemption in connection with the stockholders’ vote at the Special Meeting of Stockholders held by the Company. As a result, as of September 30, 2022, there were 1,038,280 common shares subject to possible redemption which are presented at redemption value of approximately $10.17 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet (see Note 2).

Rights

Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 1/10 of a share of common stock upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/10 of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As of September 30, 2022 and December 31, 2021, no rights had been issued.

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

At September 30, 2022, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	$10,599,308	$10,599,308	—	—

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable Securities in the Trust Account	$50,913,517	$50,913,517	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were available to be issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 8, 2022, SPK issued a second Extension Note of $50,000 pursuant to the Subscription Agreement mentioned in Note 1, to Varian to fund the second month Extension and extended the time it has to complete its initial business combination from October 10, 2022 to November 10, 2022 by depositing $50,000 to the trust account on October 9, 2022.

On October 21, 2022, SPK filed Amendment 3 to Form S-4 Registration Statement to address SEC comments dated August 18, 2022.

On November 8, 2022, SPK issued a third Extension Note of $50,000 to Varian to fund the third month Extension and extended the time it has to complete its initial business combination from November 10, 2022 to December 10, 2022 by depositing $50,000 to the trust account on November 10, 2022.

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

As of September 30, 2022, after a total payment of $41,091,747 to the stockholders who redeemed their Public Shares, a remaining total of $10,559,308 (inclusive of interest earned) of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of our public shareholders. The trust fund account is invested in money market funds that invest in U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from December 31, 2020 (inception) through the year ended September 30, 2022 relates to our formation and IPO, and, since the completion of the IPO, searching for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the trust account.

For the quarter ended September 30, 2022, we had a net loss of $134,154, which consisted of loss of approximately $276,022 primarily derived from general and administrative expenses of $268,222, offset by $172,394 interest income earned on marketable securities from our trust account. For the nine months ended September 30, 2022, we had a net loss of $726,919, which consisted of loss of approximately $907,444 primarily derived from general and administrative expenses of $883,744, offset by $211,051 interest income earned on marketable securities from our trust account.

Liquidity and Capital Resources

As of September 30, 2022, we (i) had cash outside our trust account of $38,241, available for working capital needs, and (ii) $10,559,308 held in the trust account, inclusive of interest earned. All cash held in the trust account is generally unavailable for our use, prior to an initial business combination.

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

For the nine months ended September 30, 2022, there was $253,620 of cash used in operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. For the quarter ended September 30, 2022, we deposited $50,000 into the trust account for one month extension to October 10, 2022 and withdrew $41,091,747 from the trust account to pay for redemption of 4,052,916 public shares. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expenses and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes, if we choose to use such funds to do so. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans. If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion. As of September 30, 2022, no Working Capital Loans have been issued.

The Company’s amended certificate of incorporation allows it to extend the time to complete the Business Combination until March 10, 2023 by depositing into the trust account $50,000 for each one-month extension. It is uncertain that the Company will be able consummate a Business Combination by this date. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we have a short-term debt of $50,000, but we do not have any long-term debt, capital or operating lease obligations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPK Acquisition Corp.

Date: November 14, 2022	By:	/s/ Sophie Ye Tao
Sophie Ye Tao
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Philip Chun-Hun Kwan
Philip Chun-Hun Kwan
Chief Financial Officer (Principal Financial and Accounting Officer)